Form 10-K
period 2014-12-31
American Renaissance Capital, Inc.
filed 2016-03-02
CIK 1614106

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☑              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-

AMERICAN RENAISSANCE CAPITAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	47-1318508
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3699 Wilshire Blvd., Suite 610
Los Angeles, California	90010
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 895-1839

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐   No  ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2014, was unknown because the shares of the company common stock are yet to be traded or listed on any exchange.

Number of shares outstanding of the registrant’s common stock as of December 31, 2014:   85,376,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

AMERICAN RENAISSANCE CAPITAL, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

American Renaissance Capital, a development stage company, was formed to own and hold properties, assets and investments by (1) acquiring, rehabilitating and reutilizing dilapidated or abandoned properties; (2) acquiring and restructuring troubled businesses; (3) socially conscious venture capital activities; (4) opportunistic private equity activities; (5) job-creating and community-empowering investments; and (6) general business-process-improvement through partnerships, mergers and acquisitions, (re)capitalizations and investments.   We have identified and tried (without success) to acquire (1) Mars Auto & Parts, an aftermarket auto parts dismantling and recycling business located in Sun Valley, California; (2) Eastern Buffet, a Chinese buffet-style restaurant located in Paramount, California;  (3) Pico Ranch Market, a West Los Angeles produce market; and (4) La Mexicana Supermarket, a produce market located in Long Beach, California.  We currently have made offers on several other businesses that fit our investment/acquisition criteria, but so far, we have not been able to close on any of these opportunities.

Our Company was formed in the State of California as a for-profit company on February 15, 2012 and established a fiscal year end of December 31. On March 1, 2012, our incorporator adopted our bylaws and appointed our President and CEO. Our principal executive office is located at 3699 Wilshire Blvd., Suite 610, Los Angeles, California 90010.   Our main telephone number is (310) 895-1839.

Operations

American Renaissance Capital, a development stage company, was formed to own and hold properties, assets and investments.  We identify and acquire businesses which fit our investment/acquisition criteria, then restructure the businesses or improve their operations and sell them for profit or hold them for cash flow.  To date, we have identified and tried (without success) to acquire (1) Mars Auto & Parts, an aftermarket auto parts dismantling and recycling business located in Sun Valley, California; (2) Eastern Buffet, a Chinese buffet-style restaurant located in Paramount, California; (3) Pico Ranch Market, a West Los Angeles produce market; and (4) La Mexicana Supermarket, a produce market located in Long Beach, California.  We currently have made offers on several other businesses that fit our investment/acquisition criteria, but so far, we have not been able to close on any of these opportunities.

We have had limited operations and have limited financial resources. We have not established sufficient source of equity or debt financing for any of our targeted acquisitions.  Our operations to date have been devoted primarily to start-up and development activities and sparse acquisitions which include:

1.	Formation of the Company;
2.	Development of our business plan;
3.	Identifying and evaluating available-for-sale businesses, assets and properties for potential acquisition;
4.	Research on marketing channels/strategies for our business model and the industry;
5.	Research on business ideas that we may develop in the future; and
6.	Sparse acquisitions as shown.

On September 16, 2014, we acquired Manquest Marketing Inc. (Manquest Marketing), a Nevada based company for $4,300.  We believe that the acquisition could help us in our business development initiative.

On September 22, 2014, we paid CCB, a California business development firm the sum of $3,250 to assist us to build-out Manquest Marketing as a full-service business consultancy.

On March 13, 2015, we acquired Onlinestudentresumes.com and Collegeresume.net, both of which are web-based professional development businesses, for $1,300.

As at the time of this filing, none of these acquisitions has generated any revenue for the company.  While we are still working on turning each of these businesses into a revenue center, there is no guarantee that any of them would generate any revenue in the near future.

Going forward, we plan to focus our business operations on executing our business plan. We intend to acquire and operate small-to-middle market businesses, properties and assets in select industries and communities or “emerging domestic markets” for direct acquisitions or investments in equity or debt.  We will seek to acquire controlling interests in businesses that we believe operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable earnings and cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams largely in place. We believe that private company operators and corporate parents looking to sell their businesses will consider us an attractive purchaser of their businesses. We will also seek to acquire under-managed or under-performing businesses that we believe can be improved under the guidance of our management team and the management teams of the businesses that we will acquire in the future. We expect to improve our businesses over the long term through organic growth opportunities, add-on acquisitions and operational improvements.

We plan to utilize our community-centered and cost-management business process model to grow our capital base and achieve a long-term growth. We intend to operate a multi-stage investment approach with emphasis on running acquired businesses more efficiently, giving employees more conducive and friendly workplace and adding value to shareholders by identifying and reducing excesses and also identifying and executing growth strategies in companies we control.  The company intends buy entire or controlling stake in companies with undervalued businesses, restructure the businesses, and sell the same for profit or hold it for cash flow.

Presently, we have in our pipeline of target businesses three healthy-food retail businesses that fit our investment/acquisition criteria.   We are still in negotiation with the seller about the selling price of each of the three businesses.  These businesses are listed as follows: (1) Carson Markets $1,400,000 plus inventory of $80,000; (2) Carniceria Market $89,000 plus inventory of $30,000; and (3) Gold Strike Market $695,000 plus inventory of $90,000.  We have also conducted limited due diligence on the three aftermarket auto parts retail, including a review of each of the businesses’ financial statements and bank records.  There can be no assurance that we will be able to raise the capital necessary to acquire, own or hold these investments or businesses.

•         we have no guaranteed sources or commitments to finance such acquisitions;

•         there is no guarantee that we will be able to obtain sufficient financing to acquire these businesses;

•         we have not entered into any agreements to acquire these three businesses;

•         even if we are able to raise capital through this offering, we may not be able to acquire the three businesses if the sellers change their mind about selling to us since we have no contract with the seller requiring them to sell the businesses to us; and

•         there is no guarantee that the sellers would still be willing to sell to us.

Because we have not entered into any agreements or contracts to acquire these three businesses and in light of the fact that we currently has no guaranteed sources of financing and no commitments for financing that would enable us to acquire the three businesses, there is no assurance that we would be able to acquire the businesses or that the sellers would wait for us to raise the necessary capital for the acquisition.   While we are trying to raise capital, the sellers may decide to sell the three businesses to other buyers or change their mind about selling the businesses.

Once we are adequately capitalized (e.g., raised up to $2 million), our operations will be conducted on six platforms comprising of Private Equity, Real Estate, Investments, Mezzanine Finance, Hedge Fund, and Advisory Services.

Private Equity.   We intend to pursue private equity transactions across the United States including leveraged buyout acquisitions of companies and assets, funding of viable start-up businesses in established industries, transactions involving turnarounds, minority investments, and partnerships and joint-ventures in viable industries.

Real Estate.   We intend to make investments in lodging, urban office buildings, residential properties, distribution and warehousing centers and a variety of real estate assets and operating businesses. Our planned real estate operation will have a macro approach, diversified across a variety of sectors and geographic locations.

Investments.   We intend to keep about 10% of our total assets in liquid investments portfolio.  This portfolio will be actively managed by our directors and officers and will invest primarily in equity investments on a long and short basis.  Our Investments platform is intended to provide us greater levels of liquidity and current income.

Mezzanine Finance. The planned Mezzanine finance operation intends to fund, or invest in operating companies that fund, the mezzanine debt of middle-market companies arranged through privately negotiated transactions. These investments would be generally structured to earn current income through interest payments and may also include return enhancements such as warrants or other equity-linked securities.

Hedge Fund.   We intend to pursue private equity transactions across the United States including leveraged buyout acquisitions of companies and assets, funding of viable start-up businesses in established industries, transactions involving turnarounds, minority investments, and partnerships and joint-ventures in viable industries.

While we are waiting to raise adequate capital to finance our business plan, we intend to continue operating a consulting and advisory services business with plans to acquire small to medium size businesses in a variety of industries. Through our structure, we plan to offer investors an opportunity to participate in the ownership and growth of a portfolio of businesses that traditionally have been owned and managed by private equity firms, private individuals or families, financial institutions or large conglomerates. We believe that our management and acquisition strategies will allow us to achieve our goals of creating sustainable earnings growth for our shareholders and increasing shareholder value over time through investments in assets, projects and businesses build healthy communities where every-day Americans live and work.

We are a development stage company with limited sales and commission fee revenue and operations, minimal assets and a net loss since inception.   To date, we have earned only a small amount of revenue and have not generated cash flow from operations.   We are currently holding in inventory certain items purchased at our parties.   Our independent registered public accounting firm has expressed substantial doubt that we can continue as an ongoing business operation.

Strategy

Our strategy involves the identification, performance of due diligence, negotiation and consummation of acquisitions. After acquiring a company we will attempt to grow the company both organically and through add-on or bolt-on acquisitions. Add-on or bolt-on acquisitions are acquisitions by a company of other companies in the same industry. Following the acquisition of companies, we will seek to grow the earnings and cash flow of acquired companies and, in turn, grow distributions to our shareholders and to increase shareholder value. We believe we can increase the cash flows of our businesses by applying our intellectual capital to continually improve and grow our future businesses.

We will seek to acquire and manage small to middle market businesses, which we generally characterize as those that generate annual cash flow of up to $10 million. We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices. We also believe that significant opportunities exist to improve the performance and augment the management teams of these businesses upon their acquisition.  We will rely on the expertise of our management team to identify opportunities and acquire entire or controlling interest in companies with high growth/profitability prospects and strong cash flow characteristics but lacked the necessary financial and operational expertise and skill-sets to realize their full potentials.  The targets will be dynamic businesses in their respective industries with very good EBDITA and strong operation, but just needed the right financial tune-up and composite restructuring to run better operatively and at optimal profitability.  The company intends to apply its optimized cost management/control program to acquired/controlled companies, to realize leaner and more efficient operation and better profitability.

Our Management Strategy

We believe that our edge is our ability to leverage the cost control and process-improvement skills of our CEO. We will build a team talented in synchronizing optimized business processes across industries and disciplines from target identification, due diligence, through portfolio company restructuring, resulting in better resources allocation and cash-flow, higher profitability, and superior returns to shareholders and investors.   In general, our officers will oversee and support the management team of our acquired businesses by, among other things:

  recruiting and retaining talented managers to operate our future businesses by using structured incentive compensation programs, including minority equity ownership, tailored to each business;
  regularly monitoring financial and operational performance, instilling consistent financial discipline, and supporting management in the development and implementation of information systems to effectively achieve these goals;
  assisting management of our businesses in their analysis and pursuit of prudent organic growth strategies;
  identifying and working with management to execute on attractive external growth and acquisition opportunities;
  identifying and executing operational improvements and integration opportunities that will lead to lower operating costs and operational optimization;
  providing the management teams of our future businesses the opportunity to leverage our experience and expertise to develop and implement business and operational strategies; and
  forming strong subsidiary level boards of directors to supplement management in their development and implementation of strategic goals and objectives.

We also believe that our long-term perspective provides us with certain additional advantages, including the ability to:

  recruit and develop talented management teams for our future businesses that are familiar with the industries in which our future businesses operate and will generally seek to manage and operate our future businesses with a long-term focus, rather than a short-term investment objective;
  focus on developing and implementing business and operational strategies to build and sustain shareholder value over the long term;
  create sector-specific businesses enabling us to take advantage of vertical and horizontal acquisition opportunities within a given sector;
  achieve exposure in certain industries in order to create opportunities for future acquisitions; and
  develop and maintain long-term collaborative relationships with customers and suppliers.

We intend to continually increase our intellectual capital as we operate our businesses and acquire new businesses and as our management team identify and recruit qualified employees for our businesses.

Acquisition Strategy

We intend to adopt a conservative approach to acquisitions and investment.  We will consider companies that sell at close or below their book values.  Our acquisition strategies involve the acquisition of businesses in various industries that we expect will produce positive and stable earnings and cash flow, as well as achieve attractive returns on our investment. In so doing, we expect to benefit from our management team’s ability to identify diverse acquisition opportunities in a variety of industries, perform diligence on and value such target businesses, and negotiate the ultimate acquisition of those businesses. We believe our Chief Executive Officer has relevant experience in managing small to middle market businesses. We also believe that based on his experience and qualifications, our Chief Executive Officer will be able both to access a wide network of sources of potential acquisition opportunities and to successfully navigate a variety of complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. In addition, we intend to pursue acquisitions of under-managed or under-performing businesses that, we believe, can be improved pursuant to our management strategy.

We believe that the merger and acquisition market for small to middle market businesses is highly fragmented and provides opportunities to purchase businesses at attractive prices relative to larger market transactions.  We intend to generate sustainable returns to our investors on investments while at the same time helping to rebuild communities across the United States.  To achieve this goal we intend to implement a platform similar to a vertically integrated distressed private equity company with in-house operational turnaround expertise capable of managing and transforming the fortunes of distressed companies we intend to acquire.

In addition to acquiring businesses, we expect to also sell businesses that we own from time to time when attractive opportunities arise. Our decision to sell a business will be based on our belief that the return on the investment to our shareholders that would be realized by means of such a sale is more favorable than the returns that may be realized through continued ownership. Our acquisition and disposition of businesses will be consistent with the guidelines to be established by our company’s board of directors from time to time.

Provided we can raise additional funds, in the future, we intend to expand the geographic footprint of our business to include states outside California.

Competition

Our business is highly competitive.   We are in direct competition with other private equity firms and private investors.   We believe that we distinguish ourselves in the ways our model envisaged transformation of businesses.

Government Regulation

Our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses.   However, we may be subject to the rules governing acquisition and disposition of businesses, real estates and personal properties in each of the state where we have our operations.  We may also be subject to various state laws designed to protect buyers and sellers of businesses.   We cannot predict the impact of future regulations on either us or our business model.

Intellectual Property

We currently have no patents, trademarks or other registered intellectual property.   We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Employees

Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, was our only full-time employee as of December 31, 2014.   In addition to Mr. Igwealor, we have three part-time employees in addition to our Chairman and Managing Director.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  For the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

The Company has no written employment contract or agreement with any person. Currently, we are not actively seeking additional employees or engaging any consultants through a formal written agreement or contract. Services are provided on an as-needed basis to date. This may change in the event that we are able to secure financing through equity or loans to the Company.  As our company grows, we expect to hire more full-time employees.

ITEM 1A.	RISK FACTORS

We are subject to those financial risks generally associated with development stage enterprises. Since we have sustained losses since inception, we will require financing to fund our development activities and to support our operations and will independently seek additional financing. However, we may be unable to obtain such financing. We are also subject to risk factors specific to our business strategy and the private equity industry.

In addition to the other information provided in this annual report, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock. All material risks are discussed in this section.

Risks Relating to Our Business and Industry

  We are a new company with no history and we may not be able to manage our future businesses on a profitable basis.

We were formed on February 15, 2012.  On August 1, 2012, to cultivate the goodwill of local small businesses in Los Angeles, we started providing free business advisory to small and medium businesses across the County.  We have not generated any revenues. We plan to acquire operating businesses in the future. Our management team will manage the day-to-day operations and affairs of our company and oversee the management and operations of our future businesses, subject to the oversight of our board of directors. If we do not develop effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, we may not be able to manage the combined enterprise on a profitable basis, which could adversely affect our ability to pay distributions to our shareholders.

  We have reported zero revenue and net losses, and there can be no assurance that we will ever generate significant revenue or net income.

We are a development stage enterprise that was incorporated in February 2012 and we have not realized revenues. We have no operating history upon which an evaluation of our future prospects can be made. From our inception on February 15, 2012 to December 31, 2014, we have incurred a net loss of $ 51,399.  Our prospects of becoming a profitable company must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the mergers, acquisition and turnaround industry.  At December 31, 2014, we had a total stockholders’ deficit of $(25,847).   No assurance can be given that we will have net income in future periods or ever generate significant revenue.  Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to secure adequate financing for our acquisitions and investments, identify attractive targets, attract managerial talents and produce effective business-turnaround models for the businesses we acquire. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of the outstanding shares of our common stock.

  We have little or no operating history and relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

You must consider our business and prospects in light of the risks and difficulties we will encounter as a development stage enterprise company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

  Difficult market conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments, reducing the ability of the portfolio companies we acquire to raise or deploy capital and reducing the volume of the transactions involving acquisitions, restructuring and turnaround, each of which could materially reduce our revenue and cash flow and adversely affect our financial condition.

Our business will be materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions. In the event of a market downturn, each of our businesses could be affected in different ways. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

Our investment activities may be affected by reduced opportunities to exit and realize value from businesses and by the fact that we may not be able to find suitable investments for our officers to effectively deploy capital, which could adversely affect our ability to raise new funds. During periods of difficult market conditions or slowdowns in a particular sector, companies in which we invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments and harm our investments, assets and operating results. A general market downturn, or a specific market dislocation, may result in lower return on investment, which would adversely affect our revenues. Furthermore, such conditions would also increase the risk of default with respect to our mezzanine debt investments.

  Additional capital, if needed, may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

We will need additional cash to fund our operations on an ongoing basis.   Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund acquisitions, investments, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

If we are able to raise additional funds, if and when needed, by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our common stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from declaring dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

  Having only three directors limits our ability to establish effective independent corporate governance procedures.

We have only three directors who also serve as the Company’s officers. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a vote of the board members is decided in favor of our president, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

  Our officers and directors have relevant, but limited experience in the mergers, acquisition and turnaround industry, which could prevent us from successfully implementing our business plan, and impede our ability to earn revenue.

Our officers and director have relevant practical experience in the mergers, acquisition and turnaround industry; however, their experience is limited to working alongside others in a team environment to successfully manage mergers, acquisition and turnaround opportunities. Our president and CEO have only worked alongside others in managing financial turnaround of troubled businesses. Our managements’ limited experience could hinder their ability to successfully develop strategies that will result in successful operation, or to secure acquisition/investment financing. It is likely that our management's limited experience with mergers, acquisition, turnaround and financing could hinder our ability to earn revenue. Each potential investor must carefully consider the limited experience of our officers and director before purchasing our common stock.

  Our officers and directors have relevant, but limited experience with investing in real estate, marketable securities and mezzanine debt of middle-market companies because they have worked alongside others in investing in real estate, marketable securities and mezzanine debt of middle-market companies transactions.

Our officers and director have relevant practical experience with investing in real estate, marketable securities and mezzanine debt of middle-market companies because they have worked alongside others in investing in real estate, marketable securities and mezzanine debt of middle-market companies transactions. However, their experience is limited to working alongside others in a team environment to successfully manage investing in real estate, marketable securities and mezzanine debt of middle-market companies.  Our Chairman own and runs a portfolio of real estate property he holds in his personal investment vehicle.  Our president and CEO has worked alongside others, managing real estate, marketable securities and mezzanine debt of middle-market companies transactions. Our managements’ limited experience could hinder their ability to successfully develop strategies that will result in successful operation, or to secure acquisition/investment financing. It is likely that our management's limited experience with investing in real estate, marketable securities and mezzanine debt of middle-market companies transactions could hinder our ability to earn revenue. Each potential investor must carefully consider the limited experience of our officers and director before purchasing our common stock.

  Key management personnel may leave us, which could adversely affect our ability to continue operations.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, we are entirely dependent on the efforts of Frank Igwealor, our president and chief executive officer and Managing Director. The loss of our officers and President and CEO, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. We believe that we have made all commercially reasonable efforts to minimize the risks attendant with the departure by key personnel and we plan to continue these efforts in the future. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. Mr. Igwealor has been, and continues to expect to be able to commit approximately 15 hours per week of his time, to the development of our business plan in the next six months. If he is required to spend additional time with his outside employment, he may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in business failure.

We do not maintain key person life insurance on our officers and President and CEO.  The loss of any of our management or key personnel could seriously harm our business.

  Our future success is dependent on our employees and the management team of our target businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.

The future success of our future businesses also depends on the respective management teams of those businesses because we intend to operate our businesses on a stand-alone basis, primarily relying on their existing management teams for management of our businesses’ day-to-day operations. Consequently, their operational success, as well as the success of any organic growth strategy, will be dependent on the continuing efforts of the management teams of our future businesses. We will seek to provide these individuals with equity incentives in our company and to have employment agreements with certain persons we have identified as key to their businesses. However, these measures may not prevent these individuals from leaving their employment. The loss of services of one or more of these individuals may materially adversely affect our financial condition, business and results of operations.

In addition, we may have difficulty effectively integrating and managing future acquisitions. The management or improvement of businesses we acquire may be hindered by a number of factors, including limitations in the standards, controls, procedures and policies implemented in connection with such acquisitions. Further, the management of an acquired business may involve a substantial reorganization of the business’ operations resulting in the loss of employees and customers or the disruption of our ongoing businesses. We may experience greater than expected costs or difficulties relating to an acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition.

  If we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our future performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and we are aware that our competitors will directly target our employees. Our ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

We intend to develop and maintain a rigorous, highly selective and time-consuming hiring process. We believe that our planned approach to hiring will significantly contribute to our future success. As we execute our business plan, our hiring process may prevent us from hiring the personnel we need in a timely manner.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to operate effectively.

  If we are unable to provide future officers with sufficient equity interests in our business to the same extent or with the same tax consequences as our existing officer, we may not be able to retain or motivate key personnel or hire qualified personnel.

Our most important asset is our people, and our success will be highly dependent upon the efforts of our officers, directors and other professionals. Our future success and growth will depend to a substantial degree on our ability to retain and motivate our officers, senior managers and other key personnel and to strategically recruit, retain and motivate new talented personnel, including new officers.

We might not be able to provide future officers with sufficient equity interests in our business to the same extent or with the same tax consequences as our existing officers. Therefore, in order to recruit and retain existing and future officers, we may need to increase the level of compensation that we pay to them. Accordingly, as we promote or hire new officers over time, we may increase the level of compensation we pay to our officers, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, issuance of equity interests in our business to future officers would dilute existing public shareholders’ stake.

We plan to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with investors. The effects of becoming public, including potential changes in our compensation structure, could adversely affect this culture. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

  Because we intend to make equity awards to all of our employees on an ongoing basis following this offering, these equity awards to employees will be dilutive to the book value of investors’ shares of our common stock.

Following this offering, we intend to make equity awards to all of our employees on an ongoing basis as an incentive to unlock the talents and dedication of all of our employees to contribute to our success.   These ongoing equity awards to employees will be dilutive to the book value of investors’ shares of our common stock.  These equity awards will surely result in dilution to investors.  “Dilution” represents the difference between the offering price of the shares of common stock hereby being offered and the net book value per share of common stock immediately after completion of this offering. "Net book value" is the amount that results from subtracting total liabilities from total assets.

  We have yet to earn revenue and our ability to sustain our operations is dependent on our ability to raise financing from this offering; as a result, there is substantial doubt about our ability to continue as a going concern.

Our auditor's report on our December 31, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any new money.

Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. We incurred a $51,399 net loss for the period from inception to December 31, 2014 and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our films. We plan to seek additional funds through private placements of our common stock. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

15.    Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Finra rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

16.    Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud.   In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions.   We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of an issuer’s internal controls over financial reporting.   Responsibility for all accounting issues at present rest with Mr. Igwealor, our President, Chief Executive Officer and Chief Financial Officer, which may be deemed to be inadequate.   Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate.   In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.   Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information.

  If we are unable to obtain additional funding our business operation will be harmed; and if we do obtain additional funding, our then existing shareholders may suffer substantial dilution.

We have limited financial resources. As of December 31, 2014, we had $13,348 of cash on hand. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

  In the future we may seek additional financing through the sale of our common stock resulting in dilution to existing shareholders.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that, if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding, which will result in a reduction in the value of an existing shareholder’s interest. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for our business plan and expenditures. As of the date of this registration statement of which this prospectus is a part, we have not earned any revenue. Failure to generate revenue will cause us to go out of business, which will result in the complete loss of your investment.

  Our use of leverage to finance our business will expose us to substantial risks, which are exacerbated by our use of leverage to finance investments.

It is our intention to eventually use a significant amount of borrowings to finance our business operations as a public company.  That will expose us to the typical risks associated with the use of substantial leverage, including those discussed below under. These risks are exacerbated by our use of leverage to finance acquisitions and investments. Our use of substantial leverage as a public company, coupled with the leverage to be used by many of our portfolio businesses to finance operations and investments, could also stop us obtaining a decent credit ratings from the rating agencies, which might well result in an increase in our borrowing costs and could otherwise adversely affect our business in a material way.

  Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.

Because many of the private equity and real estate investments we intend to make would rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. For example, in many private equity investments, indebtedness may constitute 70% or more of a portfolio company's or real estate asset's total debt and equity capitalization, including debt that may be incurred in connection with the investment. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. In addition, a portion of the indebtedness used to finance private equity investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.

Ownership or investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. The incurrence of a significant amount of indebtedness by an entity could, among other things:

  give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity's ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;
  limit the entity's ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors who have relatively less debt;
  limit the entity's ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and
  limit the entity's ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or general corporate purposes.

As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt.

The mezzanine finance component of our business plan may choose to use leverage as part of its investment programs and regularly borrow a substantial amount of the capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the portfolio.  We may borrow money from time to time to purchase or carry businesses, properties or securities. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the businesses, properties or securities purchased or carried, and will be lost—and the timing and magnitude of such losses may be accelerated or exacerbated—in the event of a decline in the market value of such securities. Gains realized with borrowed funds may cause our enterprise value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, our enterprise value could also decrease faster than if there had been no borrowings.

Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.

  The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with that investment.

Before we acquire any business or make private equity and other investments, we intend to conduct due diligence that is deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

  We face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities.

We have been formed to acquire and manage small to middle market businesses. In pursuing such acquisitions, we expect to face strong competition from a wide range of other potential purchasers. Although the pool of potential purchasers for such businesses is typically smaller than for larger businesses, those potential purchasers can be aggressive in their approach to acquiring such businesses. Furthermore, we expect that we may need to use third-party financing in order to fund some or all of these potential acquisitions, thereby increasing our acquisition costs. To the extent that other potential purchasers do not need to obtain third-party financing or are able to obtain such financing on more favorable terms, they may be in a position to be more aggressive with their acquisition proposals. As a result, in order to be competitive, our acquisition proposals may need to be aggressively priced, including at price levels that exceed what we originally determined to be fair or appropriate in order to remain competitive. Alternatively, we may determine that we cannot pursue on a cost effective basis what would otherwise be an attractive acquisition opportunity.

  We may not be able to successfully fund future acquisitions of new businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy.

In order to make future acquisitions, we intend to raise capital primarily through debt financing at our company level, additional equity offerings, the sale of equity or assets of our businesses, offering equity in our company or our businesses to the sellers of target businesses or by undertaking a combination of any of the above. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow at our company level. The sale of additional common shares will also be subject to market conditions and investor demand for the common shares at prices that may not be in the best interest of our shareholders. These risks may materially adversely affect our ability to pursue our acquisition strategy.

  We may change our management and acquisition strategies without the consent of our shareholders, which may result in a determination by us to pursue riskier business activities.

We may change our strategy at any time without the consent of our shareholders, which may result in our acquiring businesses or assets that are different from, and possibly riskier than, the strategy described in this prospectus. A change in our strategy may increase our exposure to interest rate and currency fluctuations, subject us to regulation under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, or subject us to other risks and uncertainties that affect our operations and profitability.

  Our community-empowerment and job-creation projects involves investments in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of our principal investments.

We intend to make most of our community-empowerment and job-creating investments in private businesses whose securities are not publicly traded. In many cases, these investments may remain illiquid for a period of time. We will generally not be able to easily exit from such investment until the investee’s securities are registered under applicable securities laws, or unless an exemption from such registration is available. Our ability, particularly our private equity operation’s, to dispose of investments will be heavily dependent on the public equity markets.  Even when investee’s securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. Accordingly, under certain conditions, we may be forced to either sell securities at lower prices than we would have expected to realize or defer—potentially for a considerable period of time—sales that we had planned to make. We intend to make significant principal investments in our community-empowerment and job-creation projects. Contributing capital to these investments is risky, and we may lose some or the entire principal amount of our investments.

  Our community-empowerment and job-creation projects may sometimes make investments in companies that we do not control.

Our community-empowerment and job-creating investments will often include debt instruments and equity securities of companies that we do not control. We may acquire such instruments and securities primarily through purchases of securities from the issuer. In addition, we may dispose of a portion of our majority equity stake in portfolio community-empowerment and job-creation businesses over time in a manner that results in American Renaissance Capital retaining a minority investment. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our community-empowerment and job-creation interests. If any of the foregoing were to occur, we may be forced to liquidate our investments prematurely and our financial condition, results of operations and cash flow could suffer as a result.

  In the future, we will seek to enter into a credit facility to help fund our acquisition capital and working capital needs. This credit facility may expose us to additional risks associated with leverage and may inhibit our operating flexibility and reduce cash flow available for distributions to our shareholders.

Following the identification of a platform acquisition, we will seek to enter into a credit facility with a third party lender. Our proposed third-party credit facility will likely require us to pay a commitment fee on the undrawn amount. Our proposed third-party credit facility will contain a number of affirmative and restrictive covenants.

If we violate any such covenants, our lender could accelerate the maturity of any debt outstanding and we may be prohibited from making any distributions to our shareholders. Such debt may be secured by our assets, including the stock we may own in businesses that we may acquire in the future and the rights we have under intercompany loan agreements that we may enter into in the future with our businesses. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by businesses that we may acquire in the future and distributed or paid to our company. Any failure to comply with the terms of our indebtedness may have a material adverse effect on our financial condition.

  System failures could harm our business.

Our systems may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunication failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. Some of our data centers may be located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. Any damage to or failure of systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable.

  Operational risks may disrupt our businesses, result in losses or limit our growth.

We may rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our investment funds, regulatory intervention or reputational damage.

In addition, we plan to operate in businesses that are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Finally, we may rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our hedge funds. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds' operations and could impact our reputation and hence adversely affect our businesses.

  Acquisitions could result in operating difficulties, dilution and other harmful consequences.

Our business plan is significantly dependent upon acquisitions of other businesses, assets, and properties.  We do not have a great deal of experience acquiring companies. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

  The need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies.
  Diversion of management time and focus from operating our business to acquisition integration challenges.
  Cultural challenges associated with integrating employees from the acquired company into our organization.
  Retaining employees from the businesses we acquire.
  The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Also, the anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

  Our real estate investments/operations will be subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

Our planned investments in real estate will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result for instance of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, the financial resources of tenants, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate investments/operations acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

  We may occasionally become subject to commercial disputes that could harm our business.

As we move ahead to execute our business plan, we may become engaged in disputes regarding our commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract our management from operating our business.

  We have to keep up with rapid technological change to remain competitive.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business.

  We may be subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity from our type of business.

The investment or acquisition decisions we may make as we execute our business plan may subject us to the risk of third-party litigation arising from minority shareholders’ actions or investor dissatisfaction with the activities of our business and a variety of other litigation claims. For example, from time to time we and our portfolio companies may be subject to class action suits by shareholders in public companies that we might have agreed to acquire that challenge our acquisition transactions and attempt to enjoin them.

  Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

There is a risk that our employees could engage in misconduct that adversely affects our business. We may be subject to a number of obligations and standards arising from our acquisition, mergers and assets turnaround management business. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected.

  As an “Emerging Growth Company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

  have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
  comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
  submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

  If American Renaissance Capital, Inc. were deemed a "blank check company" because of our “development stage company” status, applicable restrictions could make it difficult for us to conduct our business as contemplated and could have a material adverse effect on our business.

Section (a)(2) of Rule 419 of the Securities Act defines a “blank check company” as a development-stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.

Because we have a specific business plan for our operation, we believe that we are not a blank check company. American Renaissance Capital, Inc. was formed in February 2012 as a California LLC. to offer investors an opportunity to participate in the ownership and growth of a portfolio of community-anchored businesses that traditionally have been owned and managed by private equity firms, private individuals or families.  We have started executing our specific business plan since September 19, 2014.  To date, we have identified and tried (without success) to acquire (1) Mars Auto & Parts, an aftermarket auto parts dismantling and recycling business located in Sun Valley, California; (2) Eastern Buffet, a Chinese buffet-style restaurant located in Paramount, California; (3) Pico Ranch Market, a West Los Angeles produce market; and (4) La Mexicana Supermarket, a produce market located in Long Beach, California.  We currently have made offers on several other businesses that fit our investment/acquisition criteria, but so far, we have not been able to close on any of these opportunities.   On September 16, 2014, we acquired Manquest Marketing Inc. (Manquest Marketing), a Nevada based company for $4,300.  We believe that the acquisition could help us in our business development initiative.  On September 22, 2014, we paid CCB, a California business development firm the sum of $3,250 to assist us to build-out Manquest Marketing as a full-service business consultancy.  On March 13, 2015, we acquired Onlinestudentresumes.com and Collegeresume.net, both of which are web-based professional development businesses, for $1,300. As at the time of this filing, none of these acquisitions has generated any revenue for the company.  While we are still working on turning each of these businesses into a revenue center, there is no guarantee that any of them would generate any revenue in the near future.

Because we have nominal assets and no significant revenue, we may be considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects for the calendar year ended December 31, 2014, and for the years ended December 31, 2013 and 2012 that we have $13,348, $91 and $97 in cash assets respectively and, therefore, we may be defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken, we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating whether or not, we are a shell company. If it is determined that we are a shell company, we will be required to comply with additional disclosure, and we may also be delayed in executing any mergers or acquiring other assets that would change a shell company status. In addition, the SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

  We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.  However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1.0 billion in annual revenue, more than $700 million in market value of our common stock is held by non-affiliates or we issue more than $1.0 billion of non-convertible debt over a three-year period.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We will rely on the use of outside professionals to assist us in maintaining our internal controls. With growth or unmanageable increases in our business plan objectives, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision with regards to an investment in our common stock.

In order to mitigate the risks associated with maintaining internal controls if and when the Company grows, we will engage qualified professionals on an independent contractor basis to assist in reviewing and recording transactions. When and if finances permit, we will hire an experienced financial professional to oversee our reporting and control functions.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

  If American Renaissance Capital, Inc. were deemed an "investment company" under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

A person will generally be deemed to be an "investment company" for purposes of the 1940 Act if:

• it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

• absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we will be engaged primarily in the business of acquiring businesses and investing in businesses with the intent to gain control of the investee in other to implement our turnaround business-process improvement on the target business.  We do not intend to engage in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our business platform will be properly characterized as income earned in exchange for the provision of services. We intend to hold ourselves out as a business acquirer and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that American Renaissance Capital, Inc. is, or following this offering will be, an "orthodox" investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in the first bullet point above.  Furthermore, we do not believe American Renaissance Capital, Inc. is, or following this offering will be, an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in the second bullet point above.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that American Renaissance Capital, Inc.  will not be deemed to be an investment company under the 1940 Act. If anything were to happen which would cause American Renaissance Capital, Inc. to be deemed to be an investment company under the 1940 Act, requirements imposed by the 1940 Act, including limitations on our capital structure, ability to transact business with other businesses and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the 1940 Act.

  Our non-controlling investments will in most cases rank junior to investments made by others.

In most cases, the companies in which we invest without acquiring controlling stakes, will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following insolvency, our ability to influence a company's affairs and to take actions to protect our investments may be substantially less than that of the senior creditors.

  Risk management activities may adversely affect the return on our investments.

When managing our exposure to market risks, we may from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty, and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall financial performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

  Valuation methodologies for certain assets we in our portfolio can be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

There are no readily ascertainable market prices for a very large number of illiquid investments of our private equity, real estate and mezzanine operations. We intend to determine the value of the investments of each of our private equity, real estate and mezzanine operations on a periodic basis based on the fair value of such investments. The fair value of investments of a private equity, real estate or mezzanine debt will be determined using a number of methodologies described in the investments' valuation policies. We intend to make valuation determinations historically without the assistance of an independent valuation firm, although an independent valuation firm may participate in valuation determinations in the future.

There is no single standard for determining fair value in good faith and, in many cases, fair value is best expressed as a range of fair values from which a single estimate may be derived. The types of factors that may be considered when applying fair value pricing to an investment in a particular company include the historical and projected financial data for the company, valuations given to comparable companies, the size and scope of the company's operations, the strengths and weaknesses of the company, expectations relating to investors' demand for an offering of the company's securities, the size of our investment in the portfolio company and any control associated therewith, information with respect to transactions or offers for the portfolio company's securities (including the transaction pursuant to which the investment was made and the period of time that has elapsed from the date of the investment to the valuation date), applicable restrictions on transfer, industry information and assumptions, general economic and market conditions, the nature and realizable value of any collateral or credit support and other relevant factors. Fair values may be established using a market multiple approach that is based on a specific financial measure (such as earnings before interest, taxes, depreciation and amortization, or "EBITDA," adjusted EBITDA, cash flow, net income, revenues or net asset value) or, in some cases, a cost basis or a discounted cash flow or liquidation analysis.

In addition, we determine the fair value of a number of our investments based on a variety of valuation methodologies. Because valuations, and in particular valuations of investments for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have resulted if a ready market had existed. Even if market quotations are available for our portfolio businesses, such quotations may not reflect the value that we would actually be able to realize because of various factors, including the possible illiquidity associated with a large ownership position or legal restrictions on transfer. In addition, because many of the illiquid investments will be in industries or companies which are cyclical, undergoing some uncertainty or distress or otherwise subject to volatility, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in our asset value do not necessarily reflect the prices that would actually be obtained by us when such investments are realized. Changes in values attributed to investments from quarter to quarter may result in volatility in our enterprise value and results of operations that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior business values could cause investors to lose confidence in us, which would in turn result in difficulty in raising additional funds.

Risks Related to Our Common Stock

   An active trading market may not develop in the future.

An active trading market may not develop or, if developed, may not be sustained.   The lack of an active market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable.   The lack of an active market may also reduce the market value and increase the volatility of your shares of common stock.   An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

  Because our Chief Executive Officer owns a controlling interest in our company, he controls our company and is able to designate our directors and officers and control all major decisions and corporate actions and so long as our Chief Executive Officer retains ownership of a majority of our outstanding common shares you will not be able to elect any directors or have a meaningful say in any major decisions or corporate actions which could decrease the price and marketability of our shares.

Our Chief Executive Officer owns 40,971,600 shares of our common stock constituting approximately 47.99% of our outstanding common shares and our Chief Executive Officer also controls three of our major shareholders with combined stake of 20.36% of our outstanding common shares.  As a result our Chief Executive Officer is able to elect all of our directors, appoint all of our officers, control the shareholder vote on any major decision or corporate action and control our operations. Our Chief Executive Officer can unilaterally decide major corporate actions such as mergers, acquisitions, future securities offerings, amendments to our operating agreement and other significant company events. Our Chief Executive Officer’s unilateral control over us could decrease the price and marketability of our common shares.

  Finra sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, or Finra, has adopted rules that require that in recommending an investment to a customer, a broker/dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities (commonly referred to as penny stock) to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.   Under interpretations of these rules, Finra believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.   Finra requirements will make it more difficult for broker/dealers to recommend that their customers buy our common stock when traded, which may have the effect of reducing the level of trading activity and liquidity of our common stock in the future.   Further, many brokers charge higher fees for these speculative low-priced securities transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

  The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of this compliance could be significant. The costs of maintaining the public company requirements could be significant and may preclude us from seeking financing or equity investment on acceptable terms. We estimate these costs will range up to $150,000 per year and may be higher if our business volume and activity ever increases. Our estimate of costs do not include the necessary compliance, documentation and reporting requirements for Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization if we decide to opt-out of the “emerging growth company” as defined in the JOBS Act to take advantage of the exemptions available to us through the JOBS Act or we have been public for more than five years.  If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business that would result in our being unable to continue as a going concern.

  We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

  We may not be able to raise sufficient financing or resources to acquire and manage the three retail businesses that we have identified and determined to fit our investment/acquisition criteria.

We may not be able to raise sufficient financing or resources to acquire and manage the three aftermarket auto parts retail businesses that we have determined to fit our investment/acquisition criteria.  We currently have no commitments for any funds. If we are unable to raise sufficient financing or resources to acquire and manage even one of the aftermarket auto parts retail businesses or other targets, our business will fail and investors could lose their entire investment.

  Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (1,000,000,000) shares but unissued (914,624,000) shares.  If a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will certainly result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that this dilution may be material.

  The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

9.       Investors may lose their entire investment if we fail to implement our business plan.

As a development-stage enterprise, we expect to face substantial risks, uncertainties, expenses and difficulties.  We were formed on February 15, 2012. We have no demonstrable operations record, on which you can evaluate our business and prospects. We have yet to commence planned operations. As of the date of this prospectus, we have had only limited start-up operations and generated no revenues. We cannot guarantee that we will be successful in accomplishing our objectives.  Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement, of which this prospectus is a part.  In addition, our lack of operating capital could negatively impact the value of our common shares and could result in the loss of your entire investment.

10.    Participation is subject to risks of investing in micro capitalization companies.

We believe that certain micro capitalization companies have significant potential for growth, although such companies generally have limited product lines, markets, market shares and financial resources. The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established companies. Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of micro capitalization companies.  In particular, micro capitalization companies that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

  Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have not entered into any agreement with a market maker to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement. There can be no assurance that we will subsequently identify an market maker and, to the extent that we identify one, enter into an agreement with it to file an application with FINRA or that the market maker’s application will be accepted by FINRA. We cannot estimate the time period that the application will require for FINRA to approve it. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

(i)	any market for our shares will develop;
(ii)	the prices at which our common stock will trade; or
(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we are able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB), it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock would be subject to the penny stock restrictions. See “Plan of Distribution” and “Risk Factors.”

   Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market, which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Our management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

  Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
  Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
  "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;
  Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
  Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

  Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market would develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

  Because insiders control our activities, they may cause us to act in a manner that is most beneficial to them and not to outside shareholders, which could cause us not to take actions that outside investors might view favorably and which could prevent or delay a change in control.

Frank Igwealor, our President and CEO, owns 40,971,600 common shares representing 47.99% of the outstanding common stock. As a result, he effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. Mr. Igwealor is classified as an insider.  He has the ability to delay or perhaps even block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

  The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president beneficially owns an aggregate of approximately 47.99% of our outstanding common stock assuming the sale of all shares being registered. In addition, entities controlled by our president beneficially own an aggregate of approximately 24.44% of our outstanding common stock.   Because of his beneficial stock ownership and control of about 72.43% of our outstanding common stock, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

  Our bylaw provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Article IV of our bylaw provide for indemnification as follows: “The corporation shall, to the maximum extent and in the manner permitted by the Code, indemnify each of its directors and officers against expenses (as defined in Section 317(a) of the Code), judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding (as defined in Section 317(a) of the Code), arising by reason of the fact that such person is or was an agent of the corporation.”  The Corporation is authorized to provide indemnification of agents (as defined in Section 317 of the Corporations Code) for breach of duty to the Corporation and its stockholders through bylaw provisions or through agreements with agents, or both, in excess of the indemnification otherwise permitted by Section 317 of the Corporations Code, subject to the limits of such excess indemnification set forth in Section 204 of the Corporations Code.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to

  We may issue additional debt and equity securities, which are senior to our common shares as to distributions and in liquidation, which could materially adversely affect the market price of our common shares.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to our shareholders. Any preferred securities, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our shareholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your common shares and diluting your interest in us. In addition, we can change our leverage strategy from time to time without approval of holders of our common shares, which could materially adversely affect the market share price of our common shares.

19. We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our President and CEO will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

  Investment Risks

An investment in our common units involves substantial risks and uncertainties. Some of the more significant challenges and risks include those associated with our susceptibility to conditions in the global financial markets and global economic conditions, the volatility of our revenue, net income and cash flow, our dependence on our founders and other key senior managing directors and our ability to retain and motivate our existing senior managing directors and recruit, retain and motivate new senior managing directors in the future. See "Risk Factors" for a discussion of the factors you should consider before investing in our common

  Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our President and CEO is not an independent director, we do not currently have independent audit or compensation committees. As a result, our President and CEO has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement of which this prospectus is a part, we will become subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and special reports) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our director, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited. If we do not file a form 8A. We intend to file the form 8A.

  We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We plan to contact a market maker in the near future and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this annual report are “forward-looking” statements, as well as historical information.   Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct.   Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.”   Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should” and similar expressions, including when used in the negative.   Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.   Actual results may be materially different than those described in this annual report.   Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the factors described in the “Risk Factors” section and elsewhere in this annual report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.   Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM 1.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We do not own any property as at the date of filing we have no properties.  Our principal business, executive and registered statutory office is located at 3699 Wilshire Blvd., Suite 610, Los Angeles, CA 90010 and our telephone number is (310) 895-1839 and email contact is info@AmRecapital.com..

ITEM 3.	LEGAL PROCEEDINGS

None.

MINE SAFETY DISCLOSURES

As of December 31, 2014, we are not involved in any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock, with no par value per share.  As of December 31, 2014, there were 85,376,000  shares of common stock issued and outstanding held by 45 stockholders of record.

Market Information

There is no established public market for our common stock, and a public market may never develop. We will seek identify a market maker to file an application with FINRA so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part and the subsequent closing of this offering. There can be no assurance as to whether we will identify a market marker that will be willing to file an application and, if we identify one and it agrees to file an application, whether such market maker’s application will be accepted by FINRA. We cannot estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

The Company does not have  common equity subject to outstanding options or warrants to purchase or securities convertible into our common equity. In general, under Rule 144, a holder of restricted common shares who is an affiliate at the time of the sale or any time during the three months preceding the sale can resell shares, subject to the restrictions described below.

If we have been a public reporting company under the Exchange Act for at least 90 days immediately before the sale, then at least six months must have elapsed since the shares were acquired from us or one of our affiliates, and we must remain current in our filings for an additional period of six months; in all other cases, at least one year must have elapsed since the shares were acquired from us or one of our affiliates.

The number of shares sold by such person within any three-month period cannot exceed the greater of:

  1% of the total number of our common shares then outstanding; or
  The average weekly trading volume of our common shares during the four calendar weeks preceding the date on which notice on Form 144 with respect to the sale is filed with the SEC (or, if Form 144 is not required to be filed, the four calendar weeks preceding the date the selling broker receives the sell order) This condition is not currently available to the Company because its securities do not trade on a recognized exchange.

Conditions relating to the manner of sale, notice requirements (filing of Form 144 with the SEC) and the availability of public information about us must also be satisfied.

25 million shares of our common stock have been registered since November 12, 2014.  Of the amount of the registered shares, 18,247,000 are unrestricted and free-trading.  The remaining 6,753,000 of the registered shares are restricted and could only be sold subject to the restriction.

60,376,000 of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144, which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

  the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;
  the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
  the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and
  at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we may be classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by our twenty six stockholders may not be resold in reliance on Rule 144 until: (1) we file a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC when we cease to be a “ shell company;” (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the Form 8-K with the SEC reflecting our status as an entity that is not a shell company.

Current Public Information

In general, for sales by affiliates and non-affiliates, the satisfaction of the current public information requirement depends on whether we are a public reporting company under the Exchange Act:

  If we have been a public reporting company for at least 90 days immediately before the sale, then the current public information requirement is satisfied if we have filed all periodic reports (other than Form 8-K) required to be filed under the Exchange Act during the 12 months immediately before the sale (or such shorter period as we have been required to file those reports).
  If we have not been a public reporting company for at least 90 days immediately before the sale, then the requirement is satisfied if specified types of basic information about us (including our business, management and our financial condition and results of operations) are publicly available.

However, no assurance can be given as to:

  the likelihood of a market for our common shares developing, the liquidity of any such market,
  the ability of the shareholders to sell the shares, or
  the prices that shareholders may obtain for any of the shares.

No prediction can be made as to the effect, if any, that future sales of shares or the availability of shares for future sale will have on the market price prevailing from time to time. Sales of substantial amounts of our common shares, or the perception that such sales could occur, may adversely affect prevailing market prices of the common shares.

Dividends

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of our surplus. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements and other factors.

Preferred Stock

We have not been authorized to issue and we have no preferred stock issued as of December 11, 2014

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangements under which equity securities are authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this annual report beginning on page F-1.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.   Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events.   You should not place undue certainty on these forward-looking statements.   These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

The American Renaissance Capital operates a vertically integrated private equity firm with operational capacity to turnaround distressed businesses. American Renaissance Capital, founded in 2012, was built upon a cost-conscious financial model designed to control/reduce cost, streamline operations, manage and improve the fortunes of distressed companies on lean budget. The company intends to concentrates on direct investments in distressed businesses, managing secured and unsecured loan assets with equity investments target companies, and controlling interests in most of the investees. Our operations will be conducted on four platforms comprising Private Equity, Real Estate, Investments, and Mezzanine Finance.

We started executing the critical parts of our business plan since September 19, 2014.  To date, we have identified and tried (without success) to acquire (1) Mars Auto & Parts, an aftermarket auto parts dismantling and recycling business located in Sun Valley, California; (2) Eastern Buffet, a Chinese buffet-style restaurant located in Paramount, California; (3) Pico Ranch Market, a West Los Angeles produce market; and (4) La Mexicana Supermarket, a produce market located in Long Beach, California.  We currently have made offers on several other businesses that fit our investment/acquisition criteria, but so far, we have not been able to close on any of these opportunities.   On September 16, 2014, we acquired Manquest Marketing Inc. (Manquest Marketing), a Nevada based company for $4,300.  We believe that the acquisition could help us in our business development initiative.  On September 22, 2014, we paid CCB, a California business development firm the sum of $3,250 to assist us to build-out Manquest Marketing as a full-service business consultancy.  On March 13, 2015, we acquired Onlinestudentresumes.com and Collegeresume.net, both of which are web-based professional development businesses, for $1,300. As at the time of this filing, none of these acquisitions has generated any revenue for the company.  While we are still working on turning each of these businesses into a revenue center, there is no guarantee that any of them would generate any revenue in the near future.

Although we believe that we could close on one or more of the businesses we are trying to acquire, there can be no assurance that we will be able to raise the capital necessary to acquire, own or hold these investments or businesses; and (a) we intend to rely on the fund-raising ability of our officers to raise the capital to finance the acquisitions of these three retail businesses; (b) we have no additional sources or commitments to finance such acquisitions; (c) there is no guarantee that we will be able to obtain sufficient financing to acquire these businesses; (d) while we have made multiple offers and counter-offers, we have not entered into any agreements to acquire these three businesses; (e) even if we are able to raise capital through this offering, we may not be able to acquire the three auto parts businesses if the sellers change their mind about selling to us since we have no contract with the seller requiring them to sell the businesses to us; and (f) there is no guarantee that the sellers would still be willing to sell to us. Because we have not entered into any agreements or contracts to acquire these three businesses and in light of the fact that we currently has no sources of financing and no commitments for financing that would enable us to acquire the three auto parts businesses, there is no assurance that we would be able to acquire the businesses or that the sellers would wait for us to raise the necessary capital for the acquisition.  While we are trying to raise capital, the sellers may decide to sell the three businesses to other buyers or change their mind about selling the businesses.

Real Estate.   We intend to make investments in lodging, urban office buildings, residential properties, distribution and warehousing centers and a variety of real estate assets and operating businesses. Our planned real estate operation will have a macro approach, diversified across a variety of sectors and geographic locations.

Investments.   We intend to keep about 10% of our total assets in liquid investments portfolio.  This portfolio will be actively managed by our directors and officers and will invest primarily in equity investments on a long and short basis.  Our Investments platform are intended to provide us greater levels of liquidity and current income.

Mezzanine Finance. The planned Mezzanine finance operation intends to fund, or invest in operating companies that fund, the mezzanine debt of middle-market companies arranged through privately negotiated transactions. These investments would be generally structured to earn current income through interest payments and may also include return enhancements such as warrants or other equity-linked securities.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our acquired businesses to meet our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to begin acquiring businesses as soon as we have raised up to $200,000; however there can be no assurance that we will be successful in raising up to $200,000 anytime soon.

In general, American Renaissance Capital will focuses on the acquisition of undervalued companies where time, capital and sound strategy can rescue a business and restore value, preserving jobs in America and around the world while simultaneously providing demonstrated returns to investors. American Renaissance Capital believes that making money and making the world a better place are not mutually exclusive concepts. The firm offers a unique approach that combines innovative financial models, restructuring techniques and the operational expertise necessary to rebuild businesses facing complex problematic circumstances.

Challenging conditions often mean the need to improve operations from the ground up; the situations require equal concentration and adeptness between financial engineering and operational execution. American Renaissance Capital is focused on running businesses more efficiently, giving employees conducive and friendly workplace and adding value to shareholders by reducing operational excesses by eliminating inefficient use of resource; and identifying and executing growth strategies in companies it controls.  Thus, the company rescues, restructures and breathes new life into companies left for dead and piled upon the heap of creative destruction – a business practice for which few others possess the courage and dedication required to succeed.  The company buys entire or controlling stake in companies with undervalued businesses/assets, transform the businesses and sell the same for profit or hold it for long term.

The company intends to be a pragmatic acquirer/investor that acquires companies with high growth/profitability prospects and strong cash flow characteristics but lacked the necessary expertise and skill-sets to position the company for growth and profitability. American Renaissance Capital focuses on sectors and businesses in which it can implement changes and execute agendas effectively within a given time period.  Major targets include Wholesale, distribution, retail, medical, automotive, energy, power, healthcare, industrial, infrastructure, real estate, telecommunications, emerging technology, and media businesses.

Our edge is the ability to leverage the expertise of our key managers in cost control, process improvement, and synergetic collaboration across businesses and industries to create value, improve margins, and optimize overall performance of acquired companies. American Renaissance Capital adopts a conservative approach to acquisitions and investment; it normally considers companies that sell close to or below their industry average multiples for investment or acquisition.   American Renaissance Capital also seeks and acquires assets and businesses that help it achieve vertical integration in its industry.

Revenue

We did not recognize any revenue during the year starting January 1, 2014 through December 31, 2014.  We have not recognized any revenue during the period from February 15, 2012, or inception, through December 31, 2014. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully acquire the three auto parts businesses we have identified or other similar businesses.

Cost of Revenues

We did not recognize cost of product sales during the year starting January 1, 2014 through December 31, 2014.  We have not recognized any cost of product sales during the period from February 15, 2012 (inception) through December 31, 2014.

Research and Development Expense

We did not recognize any research and development expense during the year starting January 1, 2014 through December 31, 2014.  We have not recognized any research and development expense during the period from February 15, 2012 (inception) through December 31, 2014.

General and Administrative Expense

General and administrative expense for the year was $40,104. General and administrative expense consists of costs related to the establishment of corporate governances; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and other general business outside consulting activities. General and administrative expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that general and administrative expense will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Operating Expenses

Operating expenses for the year was $40,104.

Net Loss

Net loss for the year was $40,104.

Limited Operating History

We are considered a development stage company in accordance with the guidance contained in the Codification Topic No. 915, “Development Stage Entities.”   We are still devoting substantially all of our efforts toward establishing our business, and our planned principal operations have commenced in a limited capacity.   All losses accumulated since inception have been considered as part of our development stage activities.

We have commenced limited operations and will require additional capital to recruit personnel to operate our business and to implement our business plan.

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results is availability of capital.

Availability of additional capital - Our growth will depend on the availability of additional capital. We have limited revenue and accumulated losses and we may be dependent on non-banking or traditional sources of capital, which tend to be more expensive. Any tightening in the credit market will further tighten cash reserves, acquisition capital and investment capacity.

Results of Operations

We recognized no revenue during the year starting January 1, 2014 through December 31, 2014.  We have not recognized any revenue during the period from February 15, 2012 (date of inception) through December 31, 2014.

Operating expenses for the year was $40,104. Our operating expenses comprised of general and administrative expenses of $12,062, rent expense of $4,584, and professional fees of $23,459. Professional fees also include the par value of stock-based compensation awarded to service providers.  Operating expenses was $51,399 for the period from February 15, 2012 (date of inception) through December 31, 2014. Our operating expenses comprised of general and administrative expenses of $13,763, rent expense of $11,078, and professional fees of $26,559. Professional fees also include the par value of stock-based compensation awarded to service providers.

Net loss for the year was $40,104.  Net loss was $51,399 for the period from February 15, 2012 (date of inception) through December 31, 2014.

No income tax provision was made during the period from February 15, 2012 (date of inception) through December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had $13,348 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, we have generated minimal commission fee revenue and accumulated operating losses.   In addition, we do not have sufficient working capital to meet current operating needs for the next 12 months, as described above.   All of these factors raise substantial doubt about our ability to continue as a going concern.

Since our inception through December 31, 2014, all of our operations have been financed through advances from our president and CEO.  As of December 31, 2014, our officers and directors and companies controlled by our officers have loaned $33,497 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved profitability. These conditions raise substantial doubt about our ability to continue as a going concern. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability. We may never achieve profitability.

Seasonality

Although our operating history is limited, we do not consider our business to be seasonal.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Cash Requirements

We believe that our $13,348 cash on hand at December 31, 2014, will meet part of our present cash needs.   However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs.   We estimate that we will require approximately $36,000, or approximately $3,000 per month, in capital to continue as a going concern over the next 12 months.

The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern.    We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations.   We have continued to adopt the going concern basis of accounting in preparing our financial statements.

Impact of Recently Issued Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for this annual report follow the signature page beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

The names and ages of our directors and officers, and their positions, are as follows:

Name	Age	Title(s)
Dr. Solomon KN Mbagwu, MD	65	Executive Chairman, Chair Board of Directors
Frank Igwealor, JD, CPA, CMA, MBA, CFM, MSRM	44	President, CEO, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary
Janet Allen, CPA	42	Vice President, Finance
Kareem Davis	39	Managing Director & Director
Fola Bryan Ade, CPA	42	Director of Accounting
Martin Nwaege	51	Financial Controller

Dr. Mbagwu has held this office/position since April 5, 2014. Mr. Igwealor has held these offices/positions since February 15, 2012.  Mr. Davis has held his position since February 15, 2012.  We expect all the officers to hold their offices/positions at least until the next annual meeting of our shareholders.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Dr. Solomon KN Mbagwu, Chairman (65 years old)

Solomon KN Mbagwu, MD, is the Executive Chairman of American Renaissance Capital.  Dr. Mbagwu joined the Company and was elected chairman of the Company’s board of directors in June 2014.  Dr. Mbagwu is a medical practitioner in Los Angeles, California.  In the last twenty years, Dr. Mbagwu has owned and operated two medical clinics in South Los Angeles.  Prior to starting and running his own clinics, Dr. Mbagwu has over ten years of experience in community healthcare management; delivering babies and performing numerous obstetrical and gynecological surgeries while working at Centinela Hospital in Inglewood and other community health centers across Los Angeles County.   Dr. Mbagwu graduated from the University Of California, San Francisco, School Of Medicine in 1979.  Since finishing his residency at King Drew Medical Center, Los Angeles, in 1983, Dr. Mbagwu has actively practiced medicine in Los Angeles County.  Dr. Mbagwu is certified by the California Board of Obstetrics and Gynecology since 2013.

During the past five years, Dr. Mbagwu held the following directorships:

  Board of Obstetrics and Gynecology at Centinela Hospital in Inglewood – March 2010 to Present.
  K N Solomon Mbagwu MD – July 1994 to Present.

Apart from his medical practice, Dr. Mbagwu is also an active investor in real estate across California.  Starting in late 1980s, a substantial part of Dr. Mbagwu’s personal wealth has been deployed in the real estate sector.  During the real estate meltdown of 2008, Dr. Mbagwu’s portfolio of real estate investments was minimally impacted because of his astute financial management of the leverage component of the portfolio.  With over twenty years of experience operating community-anchored health clinic, while at the same time owning and managing a substantial part of his personal wealth through a portfolio of real estate investments, the Company believe that Dr. Mbagwu was a great addition to its pool of talents and experience for the Company’s community-anchored business model as well as its planned real estate investments.

Frank Igwealor, President & CEO (44 years old)

Frank Igwealor, JD, CPA, CMA, CFM, MSRM, is a financial manager with broad technical and management experience in accounting, finance, and business advisory as a principal partner at Goldstein Franklin, Inc. since November 2011.  Mr. Igwealor started Afriwealth, LLC in 2012 to be a vehicle for community-anchored and real estate investments. Mr. Igwealor is a Certified Financial Manager, Certified Management Accountant, and Certified Public Accountant.  Before Goldstein Franklin, Mr. Igwealor was the Sr. Vice President and CFO of Los Angeles Neighborhood Housing between May 2007 and October 2011.

During the sixteen years prior to his joining Los Angeles Neighborhood Housing as the chief financial officer, Mr. Igwealor worked in various financial management, accounting, strategic planning, risk management, restructuring, recapitalization and turnaround capacities for various big and small businesses where he helped save or preserve about 252 American jobs that would have otherwise been lost through liquidations.  Mr. Igwealor’s business and professional experience include:

(a)     7/2007 to 10/2011 - SVP & CFO at Los Angeles Neighborhood Housing, Inc., one of Los Angeles largest affordable housing nonprofit agency.

(b)     11/2004 to present – President and CEO of Igwealth Franklin, Inc., a Los Angeles private equity firm

(c)     03/2008 to present – Director at Poverty Solutions, Inc., a Los Angeles based nonprofit that designs and deploys programs that help low income families divest poverty through education, employment, and entrepreneurship.

(d)     11/2006 to 04/2007 – Assistant Controller at SDI Media Group, a Culver City, CA based translation and dubbing company.

(e)     03/2006 to 09/2006 – SEC Financial reporting analyst at OSI Systems, Inc., a Hawthorne CA based manufacturer.

(f)      11/2003 to 11/2004 – Financial Advisor at Morgan Stanley

(g)     05/1990 to 02/1998 – Finance Manager at Beloved Trading Co., an Onitsha based trading firm doing wholesale and retail.

Over the past 24 years in accounting and finance, Mr. Igwealor has always operated on the premise that a country’s most valuable asset is her human capital – and that job creation is the essential element to a true and sustainable economic and prosperity.

During the past five years, Mr. Igwealor held the following directorships:

  American Biopharmaceuticals Holdings Inc.  – November 2004 to Present.
  Poverty Solutions, Inc.  – March 2008 to Present.
  Los Angeles Community Capital – April 2012 to Present.
  American Community Capital, LP.  – August 2013 to Present.
  Goldstein Franklin, Inc. – April 2012 to Present.

Mr. Igwealor’s professional education includes (1) BA in Accounting from Union Institute & University; (2) BA in Economics from Union Institute & University; (3) MBA finance from California State University, Dominguez Hills; (4) Masters in Risk Management at New York University (in progress); and (5) Juris Doctor from Southwestern School of Law.

The company believes that someone with legal, finance and accounting expertise as Mr. Igwealor would be invaluable to the company’s need of identifying the right acquisition candidates as well as performing due diligence on those targets.

Kareem Davis, Managing Director (39 years old)

Kareem Davis is a Managing Director and SVP for Business Development at American Renaissance Capital, Inc. Mr. Davis joined the Company in March 2012 as a Managing Director.  Mr. Davis is the co-founder and President of Pink Lotus Healthcare Corporation, a Los Angeles based community health clinic since January 5, 2007.    Prior to co-founding Pink Lotus, Mr. Davis spent three years at Sunny Music and was responsible for Music/TV and Web 2.0 digital media/technology, building partnerships, strategic relationships for integrated/interactive marketing, social media, content development and distribution.   Mr. Davis is a senior marketing and business strategist, with a proven ability to lead ground-breaking business/venture initiatives, develop strategies, and forge inventive partnerships.  Over his 16 years in Media he has forged excellent relationships with top executives at all of the major media & distribution channels.

Mr. Davis was hand-picked two serve on two committees by Supervisor Mark Ridley-Thomas of Los Angeles County. Mr. Kareem Davis currently sits on the health advisory board and the Community Advisory Coalition for south Los Angeles. Mr. Davis helps write and influence public policy as well as the strategic planning for delivering better health care in underserved communities throughout south Los Angeles.

During the past five years, Mr. Davis held the following directorships:

  Pink Lotus Healthcare Corporation – October 2008 to Present.
  Life is Networking Knowledge – February 2009 to Present.

The company believes that someone with marketing expertise as Mr. Davis would be of great value to the company’s need of identifying the right acquisition candidates as well as performing due diligence on those targets.

Janet Allen, CPA, VP for Finance (42 years old)

Janet Allen, CPA, is a Vice President Finance of American Renaissance Capital, Inc. Prior to accepting a position with the company, Ms. Allen has over 7 years of experience in accounting, finance, audit, tax, and SOX compliance at OSI Systems, Inc., a NASDAQ traded company with over $1 billion in market capitalization.  Prior to joining OSI, Ms. Allen has over 12 of experience as a consultant working on accounting, tax, and audit issues to various small businesses in Southern California.  The company believes that Ms. Allen finance and accounting expertise would add to the company’s pool of talent and capacity for identifying the right acquisition candidates, performing due diligence on those targets as well as consolidating the financials of acquired businesses as the needs arise.

Martin Nwaege, Financial Controller (51 years old)

Martin Nwaege is the Financial Controller of American Renaissance Capital, Inc.  Mr. Nwaege joined the Company in March 2012.  Mr. Nwaege is the founder and CEO of Martnege & Associates, a Los Angeles based accounting and bookkeeping firm that helps small businesses with a turn-key full-service controller services since February 2009.   He has over 17 years of experience in accounting, tax, audit, and finance.  Prior to starting Martnege & Associates, Mr. Nwaege worked for the following companies: (1) 2008 to 2009 – Financial Controller at Planned Parenthood of Los Angeles; (2) 2007 to 2008 – Financial Controller at Mental Health America of Greater Los Angeles; and (3) 06/2004 to 03/2006 – Chief Financial Officer at Belize Citrus Growers Association.  Apart from the experiences listed above, Mr. Nwaege’s other professional experiences include years of experience working for agencies with homelessness prevention, rapid-rehousing, and workforce initiatives, economic empowerment, business management, independent audits, internal audits, internal control, business finance, community development financial management, strategic planning, costing, financial planning, financial reporting, quality control, marketing, and customer service.  Martin attended University of Belize, where he earned a Bachelor of Science in Accounting.   The company believes that Mr. Nwaege’s finance and accounting expertise would add to the company’s pool of talent and capacity for identifying the right acquisition candidates, performing due diligence on those targets as well as consolidating the financials of acquired businesses as the needs arise.

Fola Bryan Ade, CPA, Director of Accounting (42 years old)

Fola Bryan Ade, CPA, is the Director of Accounting of American Renaissance Capital, Inc.  Ms. Ade joined the Company in June 2014.  Prior to joining the Company, Ms. Ade worked in the following capacities for several employers:  (1) 2010 to 2014 –Senior Auditor, Pricewaterhousecoopers LLP; (2) 2007 to 2008 – Defense Contract Auditor, Defense Contract Agency, Resident office -Boeing Huntington Beach, CA; and (3) 2005 to 2007 –Financial Analyst, eInfoPro Inc., Pasadena, CA.  The company believes that Ms. Ade’s over 9 years of experience in accounting, audit, tax and finance through years of work in the field at eInfoPro Inc., Boeing Inc., and Pricewaterhousecoopers LLP would be a great addition to the Company’s pool of talent and capacity for identifying the right acquisition candidates, performing due diligence on those targets as well as consolidating the financials of acquired businesses as the needs arise. Ms. Ade’s professional education includes a Bachelor's Degree in Accounting from California State University.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.   Officers are elected annually by the board of directors and serve at the discretion of the board.

Board Committees

Our board of directors expects to create an audit committee, compensation committee, and nominations and governance committee during fiscal 2016, in compliance with established corporate governance requirements.   Currently, we have no “independent” directors, as that term is defined under Nasdaq listing rules.

Audit Committee.   We plan to establish an audit committee of the board of directors.   The audit committee would be primarily responsible for reviewing the services performed by our independent registered public accounting firm and evaluating our accounting policies and our system of internal controls.

Compensation Committee.   We plan to establish a compensation committee of the board of directors.   The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.   The compensation committee would also administer any future incentive compensation plans, and recommend and approve grants of stock options, restricted stock and other awards under any such plan.

Nominations and Governance Committee.   We plan to establish a nominations and governance committee of the board of directors.   The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board.   The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

To date, our full board, rather than any of the committees, has performed all of these functions.

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

Our directors and officers do not have any family relationship between each other.

Legal Proceedings

As of December 31, 2014, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

(1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within ten years before the time of such filing;

(2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i. acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. engaging in any type of business practice; or

iii. engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Employment Agreements

We do not currently have an employment agreement with Frank I Igwealor, our President, Chief Executive Officer and Chief Financial Officer, or with any of our other officers or directors, and do not intend to do so until such time as we deem it prudent.   Our officers do not currently receive a (money) salary for their services, and we do not yet recognize compensation expense in our financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Igwealor has filed all required reports under Section 16(a) of the Exchange Act.

Code of Ethics

On August 1, 2012, we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct,
•	full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
•	compliance with applicable laws, rules and regulations,
•	the prompt reporting violation of the code, and
•	accountability for adherence to the code.

Our adopted a code of ethics applies to all our directors, officers and employees.   Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

We will provide our code of ethics in print without charge to any stockholder who makes a written request to Frank I Igwealor, our President, Chief Executive Officer and Chief Financial Officer, at American Renaissance Capital, Inc., 3699 Wilshire Blvd., Suite 610, Los Angeles, California 90010.   Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors.   Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website.

ITEM 11.	EXECUTIVE COMPENSATION

We began our business in February 2012.   No cash salaries have been paid by us at any time through December 31, 2014.   We have not entered into any employment agreements with our officers.

The following table shows, for the period from February 15, 2012 (inception) to December 31, 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”), and other officers:

Summary Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
1. Frank Igwealor CEO, CFO and Director	2014	-	-	2000	-	-	-	-	2000
	2013	-	-	1000	-	-	-	-	1000
	2012	-	-	1000	-	-	-	-	1000

2. Kareem Davis, Vice President	2014	-	-	100	-	-	-	-	100
	2013	-	-	100	-	-	-	-	100
	2012	-	-	-	-	-	-	-	-

3. Dr. Solomon Mbagwu, Executive Chairman	2014	-	-	50	-	-	-	-	50
		-	-	-	-	-	-	-	-

We have no formal employment arrangement with Mr. Igwealor, Dr. Mbagwu or Mr. Davis at this time. Mr. Igwealor, Dr. Mbagwu and Mr. Davis’ compensation has not been fixed or based on any percentage calculations. Mr. Igwealor will make all decisions determining the amount and timing of their compensation.   Dr. Mbagwu, Messr. Davis and Igwealor’s compensation amounts may be formalized at any time when we feel that it is prudent to do so.  Compensation for our officers under such formalize employment agreement would include reasonable annual salary as well a reasonable amount of stock-based compensation.

(1) Mr. Igwealor received 40,000,000 shares of our common stock as compensation for his position as our President and CEO during the years 2014, 2013 and 2012.  We did not issue any shares to Mr. Igwealor for his activities as a director.

(2) Mr. Davis received 2,000,000 shares of our common stock in 2013 and 2014 for services rendered as a Managing Director and SVP for business development. We did not issue any additional shares to Mr. Davis for his activities as a director.

(3) Dr. Mbagwu received 500,000 shares of our common stock in 2014 for services rendered as the Executive Chairman.  We did not issue any additional shares to Dr. Mbagwu for his activities as a director.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2014, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Our directors do not currently receive any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the number of shares of our common stock beneficially owned on December 31, 2014, by:

• each person who is known by us to beneficially own 5% or more of our common stock,

• each of our directors and officers, and

• all of our directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.   Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees.   Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. As of December 31, 2013, we had 35,142,000 shares of common stock outstanding, which are held by twelve (12) shareholders. Between January 1 2014 and December 31, 2014, we issued 40,234,000 of our common shares to 15 new shareholders and six current shareholders.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o American Renaissance Capital, Inc., 3699 Wilshire Blvd., Suite 610, Los Angeles, CA 90010.  There are not any pending or anticipated arrangements that may cause a change in control.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class Before Offering
American Biopharmaceuticals Holdings, Inc. (Frank Igwealor)[8]	1,350,000	1.79%
American Community Capital, LP (Creas Nwokeabia)[7]	11,000,000	14.59%
Dr. Solomon KN Mbagwu [1]	1,000,000	1.33%
Frank I Igwealor [1]	40,971,600	54.36%
Goldstein Franklin, Inc. (Frank Igwealor)[6]	3,000,000	3.98%
Kareem Davis[1]	2,000,000	2.65%
Los Angeles Community Capital (Aliyu Ahmed)[4]	3,000,000	3.98%
Poverty Solutions, Inc. (Ambrose Egbuonu) [5]	5,514,400	7.32%
Pink Lotus Healthcare (Kareem Davis)[2]	100,000	0.13%
Life Is Networking Knowledge (Kareem Davis)[3]	100,000	0.13%
Martin Nwaege [1]	100,000	0.13%

1)       Officer or/and Director

2)       Kareem Davis is the natural person with voting and dispositive power over the shares held by Pink Lotus Healthcare Corporation.

3)       Kareem Davis is the natural person with voting and dispositive power over the shares held by Life is Networking Knowledge.

4)       Aliyu Ahmed is the natural person with voting and dispositive power over the shares held by Los Angeles Community Capital.

5)       Ambrose Egbuonu is the natural person with voting and dispositive power over the shares held by Poverty Solutions, Inc.

6)       Frank Igwealor is the natural person with voting and dispositive power over the shares held by Goldstein Franklin, Inc.

7)       Creas Nwokeabia is the natural person with voting and dispositive power over the shares held by American Community Capital LP.

8)       Frank Igwealor is the natural person with voting and dispositive power over the shares held by American Biopharmaceuticals Holdings, Inc.

Frank Igwealor, our President and CEO, will continue to be the largest single shareholder of our common stock. When combined with his controlling ownership of Goldstein Franklin, Inc. and American Biopharmaceuticals Holdings, Inc., two California companies that own about 2% and 4% respectively of our outstanding shares, Mr. Igwealor will continue to own the majority of our common stock after the Offering, regardless of the number of shares sold.  Mr. Igwealor is also a director and board member of Poverty Solutions, Inc., Los Angeles Community Capital, and American Community Capital.  Since he will continue to control the company after the Offering, investors in this Offering will be unable to change the course of our operations. Thus, the shares we are offering lack the value normally attributable to voting rights. This could result in a reduction in value of the shares you own because of their ineffective voting power.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

We do not have a compensation plan under which equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our promoters are Mr. Igwealor, our chief executive officer and secretary, and Mr. Kareem Davis, our Managing Director

Our office and mailing address is located at 3699 Wilshire Blvd., Suite 610, Los Angeles, CA 90010. We do not have a written lease with the landlord and rent space on a month-to-month basis. We share this office on a 20% basis with two other organizations controlled by our President and CEO.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

During the period of January 1 2014 to December 31, 2014, the Company made share award to the following entities and persons in transactions that would be classified as related parties’ transactions:

•         1,000,000 shares of the Company common stock with a par value of $0.0001 were awarded to Goldstein Franklin, Inc. for services rendered;

•         20,000,000 shares of the Company common stock with a par value of $0.0001 were awarded to Mr. Frank Igwealor for services rendered;

•         1,000,000 shares of the Company common stock with a par value of $0.0001 were awarded to Mr. Kareem Davis for services rendered;

•         500,000 shares of the Company common stock with a par value of $0.0001 were awarded to Dr. Solomon KN Mbagwu for services rendered;

•         500,000 shares of the Company common stock with a par value of $0.0001 were sold to Dr. Solomon KN Mbagwu for $5,000 at $0.01 per share;

•         76,600 shares of the Company common stock with a par value of $0.0001 were sold to Mr. Frank Igwealor for $766 at $0.01 per share.

•         350,000 shares of the Company common stock with a par value of $0.0001 were sold to American Biopharmaceutical Holdings, Inc. for $3,500 at $0.01 per share.

•         100,000 shares of the Company common stock with a par value of $0.0001 were awarded to Pink Lotus Healthcare for services rendered;

•         100,000 shares of the Company common stock with a par value of $0.0001 were awarded to Mr. Martin Nwaege for services rendered;

We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

  disclose such transactions in prospectuses where required;
  disclose in any and all filings with the Securities and Exchange Commission, where required;
  obtain disinterested directors’ consent; and
  obtain shareholder consent where required.

Director Independence

Our board of directors has determined that neither of the members of our board of directors qualifies as an “independent” director under Nasdaq’s definition of independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2014:                                  $9,000

For fiscal year end December 31, 2013:                                  $10,000

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description

3.1*	Certificate of Incorporation of American Renaissance Capital, Inc., filed on 6/13/2014 with the Secretary of State of the State of California.

3.2*	By-laws of American Renaissance Capital, Inc.
10.1*	Subscription Agreement.
10.2*	Contribution Agreement.
14.1*	Code of Business Conduct and Ethics.

14.2*	Code of Ethics for the CEO and Senior Financial Officers.

31.1	Certification as Adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits included with Registration Statement on Form S-1 (No. 333-197478), declared effective by the U.S. Securities and Exchange Commission on November 12, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RENAISSANCE CAPITAL, INC.

Date: February 2, 2016	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: February 2, 2016	/s/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 2, 2016	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: February 2, 2016	/s/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

AMERICAN RENAISSANCE CAPITAL, INC

 (A DEVELOPMENT STAGE COMPANY)

PERIOD ENDED DECEMBER 31, 2014 AND 2013.

Index to Consolidated Financial Statements

Contents	Page(s )

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at September 30, 2013 and 2012	F-4

Statements of Operations for the fiscal year ended December 31, 2014 and 2013, and for the period from February 15, 2012 (Inception) through December 31, 2014	F-5

Consolidated Statement of Cash Flows for fiscal year ended December 31, 2014 and 2013, and for the period from February 15, 2012 (Inception) through December 31, 2014	F-6

Consolidated Statement of Member’s and Stockholders’ Equity (Deficit) for the period from February 15, 2012 (Inception) through December 31, 2014	F-7

Notes to the Consolidated Financial Statements	F-8

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Renaissance Capital, Inc.

Independent Auditors’ Report

We have audited the accompanying balance sheets of American Renaissance Capital, Inc. (A Development Stage Company) as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders' deficit, and cash flows for the period ended December 31, 2014 and December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of Public Company Auditing Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

F-2

Report of Independent Registered Public Accounting Firm

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Renaissance Capital, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the period ended December 31, 2014 and December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $51,399 and a negative cash flow from operations amounting to $38,579 from February 15, 2012 (Inception) through December 31, 2014.  These factors as discussed in Note 7 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Dave Banerjee, CPA An Accountancy Corp.

Woodland Hills, California

January 19, 2016

			F
		F-3

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Balance Sheet

	December 31, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$ 13,348	$ 91

Total assets	$ 13,348	$ 91

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

Current liabilities	$ 5,697	$ 1,675

Long-term liabilities	$ 33,497

Total liabilities	39,195	1,675

Stockholders' deficit:

Common stock ($0.0001 par value)	7,537	3,166
1,000,000,000 shares authorized, no par
85,376,000 issued and outstanding on 12/31/2014, and
35,142,000 issued and outstanding on 12/31/2013 respectively.

Additional Paid-in Capital	18,015	6,545
Accumulated Deficits	(51,399)	(11,295)

Total stockholders' equity	(25,847)	(1,584)

Total liabilities and stockholders' equity	$ 13,348	$ 91

The accompanying notes are an integral part of these financial statements
		F-4

	AMERICAN RENAISSANCE CAPITAL, INC.
	(A Development Stage Company)
	Statement of Operations

		For the year ended Dec. 31, 2014	For the year ended Dec. 31, 2013	From Feb. 15, 2012 (inception) to Dec. 31, 2014
REVENUE
	Total revenue	$ -	$ -	$ -

EXPENSES:

	Professional fees	23,459	1,900	26,559
	Rent expense	4,584	4,584	11,078
	Other operating expenses	12,061	1,543	13,762

	Total operating expenses	40,104	8,027	51,399

NET LOSS FROM OPERATIONS		(40,104)	(8,027)	(51,399)

NET LOSS		$ (40,104)	$ (8,027)	$ (51,399)

Basic and diluted loss per common share		$ (0.00047)	$ (0.00023)

Weighted average number of common shares outstanding
Basic and diluted		85,376,000	35,142,000

The accompanying notes are an integral part of these financial statements
F-5

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Cash Flows

	For the Year Ended 2014	For the Year Ended 2013	Cumulative from Feb. 15, 2012 (inception) through Dec. 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (40,104)	$ (8,027)	$ (51,399)
Adjustments to reconcile net loss to net cash
provided/(used) by operating activities:
Share-based compensation	4,023	1,900	7,123
Increase (decrease) in:
Accounts Payable	4,022	1,183	5,697

Total adjustments	4,022	1,183	5,697

Net cash used by operating activities	(32,059)	(4,944)	(38,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	33,497		33,497
Proceeds from shares issued	11,818	4,938	13,491

Net cash provided by financing activities	45,315	4,938	46,988

Increase in cash	13,257	(6)	13,257

Cash - beginning of period	91	97	91

Cash - end of period	$ 13,348	$ 91	$ 13,348

The accompanying notes are an integral part of these financial statements
F-6

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit

				Deficit
				Accumulated
			Additional	during
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at February 15, 2012 (Inception)	-	$ -	$ -	$ -	$ -

Issuance of common stock at $0.0001 per share	13,673,000	1,217			1,217
Additional Paid-in Capital			1,656		1,656
Net Loss				(3,268)	(3,268)

Balance at December 31, 2012	13,673,000	$ 1,217	$ 1,656	$ (3,268)	$ (395)

Issuance of common stock at $0.0001 per share	21,469,000	1,949			1,949
Additional Paid-in Capital			4,889		4,889
Net Loss				(8,027)	(8,027)

Balance at December 31, 2013	35,142,000	$ 3,166	$ 6,545	$ (11,295)	$ (1,584)

Issuance of common stock at $0.0001 per share	50,234,000	7,537			7,537
Additional Paid-in Capital			18,015		18,015
Net Loss				(40,104)	(40,104)

Balance at December 31, 2014	85,376,000	$10,703	$ 24,560	$ (51,399)	$ (16,136)

The accompanying notes are an integral part of these financial statements
F-7

NOTE 1 - NATURE OF BUSINESS

The Company was formed under the laws of the state of California on February 15, 2012, under the name Afriwealth, LLC. In April 2014, the company decided by the vote of its management and majority shareholder to convert to a C corporation with authorization to issue 1,000,000,000 shares of common stocks. In June of 2014, the company changed its business name to AMERICAN RENAISSANCE CAPITAL, INC.

American Renaissance Capital, Inc. (hereinafter the “Company”) has limited operations and is developing a business plan to focus on business process improvement and owning and holding investments in community-anchored real estate, properties and businesses in California and US. The company’s business plan focuses on (1) acquiring, rehabilitating and reutilizing dilapidated or abandoned properties; (2) acquiring and restructuring troubled businesses; (3) socially conscious venture capital activities; (4) opportunistic private equity activities; (5) job-creating and community-empowering investments; and (6) general business-process-improvement through partnerships, mergers and acquisitions, (re)capitalizations and investments. The social goals of the Company’s businesses and investments are to build healthier and stronger communities by financially empowering communities, individuals, and families through education, job-opportunities, credits, and wealth-accumulation strategies that help employees and stakeholders to impact lives in the communities while helping stakeholder to build prosperous and sustainable communities. The Company is based in Los Angeles, California. To date, the Company’s business activities have been limited to organizational matters, research of available-for-sale community-based businesses, and raising capital. The Company is considered a development stage company and has not yet realized any revenues from its planned operations.

The Company has incurred losses in all periods since its inception and expects to continue to incur additional losses for the foreseeable future. As of December 31, 2014, the Company had an accumulated deficit of $51,399.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity.” The Company is still devoting substantially all of its efforts on establishing its business and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities.

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) promulgated in the United States of America.  The Company has elected a December 31 fiscal year end.

F-8

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.”  The Company has $13,348 and $91 in cash and cash equivalents at December 31, 2014 and 2013 respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Stock Based Compensation

ASC 718 "Compensation - Stock Compensation" which codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction is recognized as a liability; otherwise, the transaction is recognized as equity.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18”), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

During the year ended December 31, 2012, the company recorded share-based compensation in the amount of (1) 10,000,000 shares of common stocks to the company’s CEO for services rendered in 2012; and (2) 2,000,000 to two organizations controlled by the company’s CEO for services rendered to the company in 2012.  The par value of shares issued was expensed for the year 2012.  Accordingly, the recognition of these transactions were shown on accompanying Statement of Cash Flow as expenses (cash flow from operating activities) and the exact amount was also recorded as Common Stock (cash flow from financing activities).

During the year ended December 31, 2013, the company recorded share-based compensation in the amount of (1) 11,000,000 shares of common stock to the company’s CEO and the Managing Director for services rendered in 2013; (2) 5,000,000 shares of common stocks to five non-employees and consultants for services rendered in 2013; and (3) 3,000,000 to three organizations controlled by the company’s CEO for services rendered to the company in 2013.  The par value of shares issued was expensed for the year 2013.  Accordingly, the recognition of these transactions were shown on accompanying Statement of Cash Flow as expenses (cash flow from operating activities) and the exact amount was also recorded as Common Stock (cash flow from financing activities).

During the year ended December 31, 2014, the company recorded share-based compensation in the amount of (1) 21,500,000 shares of common stock to the company’s Executive Chairman, CEO and the Managing Director for services rendered in 2014; (2) 13,116,600 shares of common stocks to five non-employees and consultants for services rendered in 2014; and (3) 5,617,400 to three organizations controlled by the company’s CEO for services rendered to the company in 2014.  Altogether, a total of 40,234,000 shares of common stocks were issued by the company during 2014.  The par value of shares issued was expensed for the year 2014.  Accordingly, the recognition of these transactions were shown on accompanying Statement of Cash Flow as expenses (cash flow from operating activities) and the exact amount was also recorded as Common Stock (cash flow from financing activities).

Sale and Repurchase of Common Stock

Sales of Common Stock for Cash:  We account for common stock sales for cash under the par value method. Common Stock account is credited for the number of shares sold times the par value per share, and the Paid in Capital account is credited for the remainder.

Treasury Stock Repurchase:  We account for repurchased common stock under the cost method and include such Treasury stock as a component of our Common shareholders’ equity. Retirement of Treasury stock is recorded as a reduction of Common stock and Additional paid-in capital at the time such retirement is approved by our Board of Directors.

Receivables from Sale of Stock:   Receivables from the sale of capital stock constitute unpaid capital subscriptions and are reported as deductions from stockholders' equity, rather than as assets. However, a receivable from the sale of stock to officers or directors may be reflected as an asset if the receivable was paid in cash before the financial statements were issued and the payment date is disclosed in a note to the financial statements.

Expenses of Offering: Specific incremental costs directly attributable to an offering of securities are deferred and applied to the gross proceeds of the offering through additional paid-in capital. Management salaries and other general and administrative expenses are not included in costs of an offering. Deferred costs of an aborted offering, which would include a postponement of 90 days or greater, are expensed in the period incurred.

The company has no treasury stock and no receivables from sales of stock in fiscal years that ended December 31, 2014 and 2013.

Revenue Recognition

The Company recognizes revenue to the extent that it is probable that the economic benefits will flow to the Company and the revenue can be reliably measured. Revenue is measured at the fair value of the consideration received net of discounts, rebates, and sales taxes or duty. The Company follows the guidance of ASC 605 for revenue recognition. The Company recognizes revenues when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The company has no revenue in fiscal year that ended December 31, 2014 and 2013.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity.  There were no comprehensive income items for the year ended December 31, 2014 and 2013. The firm did not have any adjustments that would have made comprehensive income different from net income.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include general operating expenses, costs incurred for activities which serve securing sales, administrative and advertising expenses.

Start-Up Costs

In accordance with ASC 720-15-20, “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

As of January 1, 2014, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service examination of their 2013 through 2014 California Franchise Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Management believed that the income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to the financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740. In addition, the Company not record a cumulative effect adjustment related to the adoption of ASC 740. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Property and Equipment

Property and equipment are stated at cost and consist solely of computer equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets and starts when the asset is available for use as intended by management. When significant parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate components of property, plant and equipment. Land is not depreciated. The useful lives of tangible fixed assets are as follows:

•            Buildings                                                                     33 to 50 years

•            Permanent installations                                               3 to 25 years

•            Machinery and equipment                                          3 to 14 years

•            Furniture, fixtures, equipment and vehicles                5 to 10 years

•            Leasehold improvements                                            Over the term of the lease

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement.   Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.  As of December 31, 2014, the company has no property or equipment.

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued.  This is calculated by dividing net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during the years ended December 31, 2014 and 2013.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  It is possible that at times, the company’s cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  In such situation, the Company's management would assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures would be addressed and mitigated.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•         Level 1. Observable inputs such as quoted prices in active markets;

•         Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•         Level 3.  Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2014 and December 31, 2013.

Investing & Lending

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets.  These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate.  As at December 31, 2014 and 2013, the Company owns and holds no investments.

Research and Development

Research and development costs are expensed as incurred.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to  related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Related Party Transactions

Affiliate Receivables and Payables

American Renaissance Capital considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.   For the year ended December 31, 2014, the Company’s chief executive officer and significant stockholder advanced $33,498 to the Company for working capital. These advances are non-interest bearing and payable on demand.  Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	December 31,	December 31,
	2014	2013
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Company President & CEO who have been lending operating capital to the company	$3,946	$0
Payments made on behalf of the company by Poverty Solutions, an organization related to our President & CEO	7,439	0
Line of Credit from company Chairman for operating capital	15,000	0
Payments made on behalf of the company by American Biopharma, a company controlled by our President & CEO	7,113	0

	$33,498	$0

Recent Accounting Pronouncements (Adopted)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard was issued that amended existing guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. The Company adopted this guidance as of January 1, 2013 and its adoption did not have an effect on its financial statements.

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the consolidated financial statements if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. These changes became effective for the Company on January 1, 2014. The Company is currently assessing the impacts, if any, of this new guidance on its financial condition, results of operations or cash flows.

Effective August 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Recent Accounting Pronouncements (Not Adopted)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any adoption of ASU 2011-11 will have on its financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The adoption of this guidance did not have a material impact on our financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

 In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ( "ASC Update No. 2009-12" ). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category.

Recent Accounting Pronouncements (Not Adopted)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

Recent Accounting Pronouncements (Not Adopted)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - INCOME TAXES

As of December 31, 2014, the Company had a net operating loss carry forward of $51,399 that may be available to reduce future years’ taxable income through 2034.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:	-	-
Net Operating tax carry-forwards	$ 51,399	$ 11,295
Gross deferred tax asset	51,399	11,295
Valuation allowance	(51,399)	(11,295)
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $11,295 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–NET OPERATING LOSSES

As of December 31, 2014, the Company has a net operating loss carry-forward of approximately $51,399, which will expire 20 years from the date the loss was incurred.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company was formed as a limited liability company and resolved in April 2014 to convert to a California corporation with one class of common stock, no par value and is authorized to issue 1,000,000,000 common shares and no preferred shares. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

As of December 31, 2014, there were 85,376,000 shares of common stock issued and outstanding held by 45 stockholders of record.  Summary of issuance of shares of common stock of the company are shown below:

On December 30, 2012, the Company awarded to Mr. Frank Igwealor, the Company’s managing member, 10,000,000 shares of the Company’s common stock with a par value of $0.0001 for services rendered.  The Company also issued 145,000 shares of common stock to Mr. Igwealor for $145.00 in cash.  These share issuance were in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

On December 30, 2012, the Company made share award to the following entities and persons:

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to Los Angeles Community Capital for services rendered;

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to Goldstein Franklin, Inc. for services rendered; and

•         1,528,000 shares of common stock with a par value of $0.0001 were sold to Poverty Solutions, Inc. for $1,528.

These share issuance were in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

On April 30, 2013, the Company made share award to the following entities and persons:

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Kareem Davis for services rendered;

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Aliyu Ahmed for services rendered;

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Ambrose Egbuonu for services rendered;

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Creas Nwokeabia for services rendered;

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to Ms. Jenita McClinton for services rendered; and

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to Ms. Jannette Reese for services rendered.

These share issuance were in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.  On December 30, 2013, the Company made share award to the following entities and persons:

•         10,000,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Frank Igwealor for services rendered;

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to American Biopharmaceutical Holdings, Inc. for services rendered;

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to Goldstein Franklin, Inc. for services rendered; and

•         1,719,000 shares of common stock with a par value of $0.0001 were sold to Poverty Solutions, Inc. for $3,438.

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to American Community Capital, LP. for services rendered; and

•         750,000 shares of common stock with a par value of $0.0001 were sold to Poverty Solutions, Inc. for $1,500.

These share issuance were in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act.

On January 12, 2014, the Company awarded to American Community Capital, LP, a Los Angeles based firm, 10,000,000 shares of the Company common stock with a par value of $0.0001 for services rendered.  We issued these securities in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. When printed, these securities will bear a restrictive legend.

On March 30, 2014, the Company made share awards, in exchange for cash and services, to the following entities and persons:

•         2,500,000 shares of the Company common stock with a par value of $0.0001 were awarded to Mr. Frank Igwealor for services rendered;

•         500,000 shares of the Company common stock with a par value of $0.0001 were awarded to Mr. Kareem Davis for services rendered;

•         100,000 shares of the Company common stock with a par value of $0.0001 were awarded to Mr. Roy Watson for services rendered; and

On June 16, 2014, the Company made share awards, in exchange for cash and services, to the following entities and persons:

•         2,000,000 shares of common stock with a par value of $0.0001 were awarded to Los Angeles Community Capital for services rendered;

•         1,000,000 shares of common stock with a par value of $0.0001 were awarded to Goldstein Franklin, Inc. for services rendered;

•         2,000,000 shares of common stock with a par value of $0.0001 were awarded to Poverty Solutions, Inc. for services rendered;

•         17,500,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Frank Igwealor for services rendered;

•         100,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Roy Watson for services rendered;

•         500,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Kareem Davis for services rendered;

•         500,000 shares of common stock with a par value of $0.0001 were awarded to Dr. Solomon KN Mbagwu for services rendered;

•         500,000 shares of common stock with a par value of $0.0001 were sold to Dr. Solomon KN Mbagwu for $5,000 at $0.01 per share;

•         267,400 shares of common stock with a par value of $0.0001 were sold to Poverty Solutions, Inc. for $2,674 at $0.01 per share;

•         76,600 shares of common stock with a par value of $0.0001 were sold to Mr. Frank Igwealor for $766 at $0.01 per share;

•         350,000 shares of common stock with a par value of $0.0001 were sold to American Biopharmaceutical Holdings, Inc. for $3,500 at $0.01 per share;

•         500,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Azuka L. Uzoh, Esq for services rendered;

•         500,000 shares of common stock with a par value of $0.0001 were awarded to Ms. Cherokee Lavalley for services rendered;

•         100,000 shares of common stock with a par value of $0.0001 were awarded to Life is Networking Knowledge for services rendered;

•         10,000 shares of common stock with a par value of $0.0001 were awarded to Ms. Perpetual Emeana for services rendered;

•         10,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Godwin Obele for services rendered;

•         100,000 shares of common stock with a par value of $0.0001 were awarded to Pink Lotus Healthcare for services rendered;

•         100,000 shares of  common stock with a par value of $0.0001 were awarded to Mr. Tahir Wilson for services rendered;

•         100,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Martin Nwaege for services rendered;

•         500,000 shares of  common stock with a par value of $0.0001 were awarded to Mr. Justin Hillian for services rendered;

•         200,000 shares of common stock with a par value of $0.0001 were awarded to Ms. Chinazor V. Ezembaji for services rendered;

•         200,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Emeka Gabriel Okeke for services rendered; and

•         20,000 shares of common stock with a par value of $0.0001 were awarded to Mr. Tony Luu for services rendered.

A total of 40,234,000 shares of common stocks were issued by the company during the period January 1, 2014 through June 30, 2014.  In addition, the company registered 10 million shares of its common stock with its S-1 registration and sold the same to investors contingent on obtaining a ticker symbol within a reasonable time period.

On July 17, 2014, the company’s Form S-1, filed with the SEC for the registration of 10 million of the company previously unissued common stock. On November 12, 2014 the SEC declared the company’s S-1 effective and the 10 million shares were later sold to investors in 2014.

These brought the total shares issued and outstanding to 85,376,000.  These share issuance were in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) in reliance on Section 4(2) of the Act. The certificate memorializing this stock award will be issued as soon as it is convenient for the company to do so.

As of December 31, 2014 and 2013, the Company’s common stocks outstanding are 85,376,000 and 35,142,000 shares respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The managing member, CEO and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, he may face a conflict in selecting between the Company and his other business interests. The Company is formulating a policy for the resolution of such conflicts.

Since inception, the company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms; however, its principal shareholder has orally agreed for this advance to be capitalized into common stock or additional paid-in capital at the end of every year.

As of December 31, 2014 and 2013, the Company has no obligation to related parties.  The company has a practice of converting related parties’ obligation into member’s capital account by subscription at the end of every reportable period.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 3699 Wilshire Blvd., Suite 610, Los Angeles, California 90010. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $322 and $400 per month.  The Company recorded rent expense of $4,584 and $4,584 in 2014 and 2013.

NOTE 7 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising additional funds for the first and second quarters going forward. We cannot provide any assurance or guarantee that we will be able to generate revenues. Potential investors must be aware if the Company were unable to raise additional funds through the sale of our common stock and generate sufficient revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from February 15, 2012 (inception) to December 31, 2014 of $51,399. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 – FAIR VALUE

The Company adopted Financial Accounting Standards ("SFAS") ASC 820 Measurements and Disclosures, for assets and measured at fair value on a recurring basis. The ASC 820 had no effect on the Company's financial.  ASC 820 accomplishes the following key objectives:

•      Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•      Establishes a three-level hierarchy (the “Valuation Hierarchy") for fair value measurements;

•      Requires consideration of the Company's creditworthiness when valuing liabilities; and

•      Expands disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company's financial assets within it are as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -  inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Certain financial instruments are carried at cost on the balance sheet, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accrued expenses and other liabilities and deferred revenue.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has no real property and do not presently owned any interests in real estate. 20% of the total office space was allocated for its office use and the rent was shared with two other related organizations controlled by the director. At present, there is no written lease with the landlord and the rent is on a month-to-month basis. The Company’s executive, administrative and operating offices are located at 3699 Wilshire Blvd., Suite 610, Los Angeles, CA 90010.

Management believed that the current facilities are adequate and that any additional suitable space will be available as maybe required. The anticipated rental obligation for office space through 2015 is $4,584.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2014 through December 1, 2015.

During this period, the Company identified and tried (without success) to acquire (1) Mars Auto & Parts, an aftermarket auto parts dismantling and recycling business located in Sun Valley, California; (2) Eastern Buffet, a Chinese buffet-style restaurant located in Paramount, California;  (3) Pico Ranch Market, a West Los Angeles produce market; and (4) La Mexicana Supermarket, a produce market located in Long Beach, California.

The Company has made offers on several other businesses that fit its investment/acquisition criteria.  Some of the offers that are currently being considered by the sellers are shown below:

1.  Carson Market, a neighborhood meat and produce market located at 2625 E. Carson Street, Carson CA 90810

2.  Gold Strike Market, a meat and produce market located at 412 N Park Ave. Pomona CA 91768

3. La Bodega Ranch Market, a meat and produce market located at 6888 Long Beach Blvd., Long Beach, CA 90805

The Company did not have any other material recognizable subsequent events that required disclosure in these financial statements.

EXHIBIT 31.1

CERTIFICATION AS ADOPTED PURSUANT TO SECTION 302(A)

OF THE SARBANES-OXLEY ACT OF 2002

I, Frank I. Igwealor, certify that:

1.    I have reviewed this annual report on Form 10-K of American Renaissance Capital, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.    The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)          Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)          Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)           Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)           Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant ’s most recent fiscal quarter (the registrant ’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant ’s internal control over financial reporting; and

5.    The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant ’s auditors and the audit committee of the registrant ’s board of directors (or persons performing the equivalent functions):

(a)          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant ’s ability to record, process, summarize and report financial information; and

(b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant ’s internal control over financial reporting.

Date: February 2, 2016	/s/ Frank I. Igwealor
Frank I. Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Renaissance Capital, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I. Igwealor, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 2, 2016	/s/ Frank Igwealor
Frank Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary