Form 10-Q
period 2015-03-31
American Renaissance Capital, Inc.
filed 2016-09-23
CIK 1614106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from -___________ to _____________

Commission File Number 333-197478

AMERICAN RENAISSANCE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of
incorporation or organization)

3699 Wilshire Blvd., Suite 610, Los Angeles, California 90010
(Address of principal executive offices)

310-895-1839

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes []   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of shares outstanding of the registrant’s common stock as of March 31, 2015:   85,376,000

AMERICAN RENAISSANCE CAPITAL, INC.

Quarterly Report on Form 10-Q for the

Three Months Ended March 31, 2015

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II. – OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	27
Item 6. Exhibits	28
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Renaissance Capital, Inc.

Financial Statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Balance Sheet (unaudited)
	March 31, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$ 1,101	$ 13,348

Total assets	$ 1,101	$ 13,348

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

Current liabilities	$ 3,201	$ 5,697

Long-term liabilities	$ 32,469	$ 33,497

Total liabilities	35,670	39,195

Stockholders' deficit:

Common stock ($0.0001 par value)	8,538	8,538
1,000,000,000 shares authorized, no par
85,376,000 issued and outstanding on 3/31/2015, and
85,376,000 issued and outstanding on 12/31/2014 respectively.

Additional Paid-in Capital	17,014	17,014
Accumulated Deficits	(60,121)	(51,399)

Total stockholders' equity	(34,568)	(25,847)

Total liabilities and stockholders' equity	$ 1,101	$ 13,348

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Operations (unaudited)

	For the Three Months Ended March 31,		From Feb. 15, 2012 (inception) to Mar. 31, 2015
	2015	2014
REVENUE
Total revenue	$ -	$ -	$ -

EXPENSES:

Professional fees	1,631	1,310	28,190
Rent expense	1,146	1,146	12,224
Other operating expenses	5,944	459	18,407

Total operating expenses	8,721	2,915	58,820

NET LOSS FROM OPERATIONS	(8,721)	(2,915)	(58,820)

NET LOSS	$ (8,721)	$ (2,915)	$ (58,820)

Basic and diluted loss per common share	$(0.00010)	$(0.00003)

Weighted average number of common shares
Outstanding basic and diluted	85,376,000	85,376,000

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31,		Cumulative from Feb. 15, 2012 (inception) through Mar. 31, 2015
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(8,721)	$(2,915)	$ (60,121)
Adjustments to reconcile net loss to net cash
provided/(used) by operating activities:
Share-based compensation	0	0	7,123
Increase (decrease) in:
Accounts Payable	(2,496)	1,144	3,201

Total adjustments	(2,496)	1,144	3,201

Net cash used by operating activities	(11,218)	(1,771)	(49,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	$ (1,029)	$ 292	$ 32,469
Proceeds from shares issued	-	1,310	13,491

Net cash provided by financing activities	$(1,029)	$1,602	$ 45,960

Increase in cash	(12,246)	(169)	1,010

Cash - beginning of period	13,348	91	91

Cash - end of period	$ 1 ,101	$ (78)	$ 1,101

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit

				Deficit
				Accumulated
			Additional	during
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at February 15, 2012 (Inception)	-	$ -	$ -	$ -	$ -

Issuance of common stock at $0.0001 per share	13,673,000	1,367			1,367
Additional Paid-in Capital			1,506		1,506
Net Loss				(3,268)	(3,268)

Balance at December 31, 2012	13,673,000	$ 1,367	$ 1,506	$ (3,268)	$ (395)

Issuance of common stock at $0.0001 per share	21,469,000	2,147			1,949
Additional Paid-in Capital			4,691		4,691
Net Loss				(8,027)	(8,027)

Balance at December 31, 2013	35,142,000	$ 3,514	$ 6,197	$ (11,295)	$ (1,584)
Issuance of common stock at $0.0001 per share	50,234,000	5,023			7,537
Additional Paid-in Capital			10,817		10,817
Net Loss				(40,104)	(40,104)

Balance at December 31, 2014	85,376,000	$ 8,535	$ 17,014	$ (51,399)	$ (16,136)
Issuance of common stock at $0.0001 per share					-
Additional Paid-in Capital					-
Net Loss				(8,721)	(8,721)

Balance at March 31, 2015	85,376,000	$ 8,535	$ 17,014	$ (60,121)	$ (34,569)

The accompanying notes are an integral part of these financial statements

American Renaissance Capital, Inc.

Notes to Unaudited Financial Statements

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

American Renaissance Capital, Inc. (hereinafter the “Company”) has limited operations and is developing a business plan to focus on business process improvement and owning and holding investments in community-anchored real estate, properties and businesses in California and US. The company’s business plan focuses on (1) acquiring, rehabilitating and reutilizing dilapidated or abandoned properties; (2) acquiring and restructuring troubled businesses; (3) socially conscious venture capital activities; (4) opportunistic private equity activities; (5) job-creating and community-empowering investments; and (6) general business-process-improvement through partnerships, mergers and acquisitions, (re)capitalizations and investments. The social goals of the Company’s businesses and investments are to build healthier and stronger communities by financially empowering communities, individuals, and families through education, job-opportunities, credits, and wealth-accumulation strategies that help employees and stakeholders to impact lives in the communities while helping stakeholder to build prosperous and sustainable communities. The Company is based in Los Angeles, California. To date, the Company’s business activities have been limited to organizational matters, research of public and private available-for-sale community-based businesses, and raising capital. The Company is considered a development stage company and has not yet realized any revenues from its planned operations.

The Company has incurred losses in all periods since its inception and expects to continue to incur additional losses for the foreseeable future. As of March 31, 2015, the Company had an accumulated deficit of $(60,121).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.”  The Company has $1,101 and $13,348 in cash and cash equivalents at March 31, 2015 and December 31, 2014 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18”), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.  The company did not record any share-based compensation during the three months ended March 31, 2015.

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

Expenses of Offering: Specific incremental costs directly attributable to an offering of securities are deferred and applied to the gross proceeds of the offering through additional paid-in capital. Management salaries and other general and administrative expenses are not included in costs of an offering. Deferred costs of an aborted offering, which would include a postponement of 90 days or greater, are expensed in the period incurred.  The company has no treasury stock and no receivables from sales of stock during the three months ended March 31, 2015.

Revenue Recognition

The Company recognizes revenue to the extent that it is probable that the economic benefits will flow to the Company and the revenue can be reliably measured. Revenue is measured at the fair value of the consideration received net of discounts, rebates, and sales taxes or duty. The Company follows the guidance of ASC 605 for revenue recognition. The Company recognizes revenues when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The company has no revenue during the three months ended March 31, 2015.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity.  There was no comprehensive income items during the three months ended March 31, 2015. The firm did not have any adjustments that would have made comprehensive income different from net income.

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

As of January 1, 2015, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise Board examination of their 2013 through 2015 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

•            Permanent installations                                               3 to 25 years

•            Machinery and equipment                                          3 to 14 years

•            Furniture, fixtures, equipment and vehicles                5 to 10 years

•            Leasehold improvements                                            Over the term of the lease

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement.   Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.  As of March 31, 2015, the company has no property or equipment.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during the three months ended March 31, 2015.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015.

Investing & Lending

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets.  These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate.  As at March 31, 2015, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

American Renaissance Capital considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.   For the year ended December 31, 2014, the Company’s chief executive officer and significant stockholder advanced $32,469 to the Company for working capital. These advances are non-interest bearing and payable on demand.  Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	March 31,	December 31,
	2015	2014
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Company President & CEO who have been lending operating capital to the company	$4,531	$3,946
Payments made on behalf of the company by Poverty Solutions, an organization related to our President & CEO	5,825	7,439
Line of Credit from company Chairman for operating capital	15,000	15,000
Payments made on behalf of the company by American Biopharma, a company controlled by our President & CEO	7,113	7,113

	$32,469	$33,498

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

Recent Accounting Pronouncements (Not Adopted)

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

Recent Accounting Pronouncements (Not Adopted)

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

NOTE 3 - INCOME TAXES

As of March 31, 2015, the Company had a net operating loss carry forward of $ 60,121 that may be available to reduce future years’ taxable income through 2035.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	March 31, 2015	December 31, 2014
Deferred tax assets:	-	-
Net Operating tax carry-forwards	$ 60,121	$ 51,399
Gross deferred tax asset	60,121	51,399
Valuation allowance	(60,121)	(51,399)
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $ 60,121 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–NET OPERATING LOSSES

As of March 31, 2015, the Company has a net operating loss carry-forward of approximately $60,121, which will expire 20 years from the date the loss was incurred.

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

As of March 31, 2015, there were 85,376,000 shares of common stock issued and outstanding held by 45 stockholders of record.  The company had no transactions in its common stock during the three months ended March 31, 2015.

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

Since inception, the company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of March 31, 2015 and December 31, 2014, the Company has $32,469 and $33,497 in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 3699 Wilshire Blvd., Suite 610, Los Angeles, California 90010. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $322 and $400 per month.  The Company recorded rent expense of $ 1,146 during the three months ended March 31, 2015.

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

The Company has net losses for the period from February 15, 2012 (inception) to March 31, 2015, of $60,121. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Management believed that the current facilities are adequate and that any additional suitable space will be available as maybe required. The anticipated rental obligation for office space through 2016 is $4,584.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after March 31, 2015 through June 5, 2016.

During this period, the Company identified and is trying to acquire: (1) Carson Market, a neighborhood meat and produce market located at 2625 E. Carson Street, Carson CA 90810; (2) Gold Strike Market, a meat and produce market located at 412 N Park Ave. Pomona CA 91768; and (3) La Bodega Ranch Market, a meat and produce market located at 6888 Long Beach Blvd., L.Beach, CA 90805.

The Company has made offers on several other businesses that fit its investment/acquisition criteria.  While the purchase of Carson Market is progressing, Gold Strike Market and La Bodega Ranch Market fell out of escrow due to our inability to meet the banks’ strict financing requirements. The Company hope to close the acquisition of the Carson Market before June 30, 2016.

The Company did not have any other material recognizable subsequent events that required disclosure in these financial statements.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “Commission”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

CORPORATE HISTORY

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

The Company was formed under the laws of the state of California as a for-profit company on February 15, 2012, under the name Afriwealth, LLC and established a fiscal year end of December 31.  On March 1, 2012, our incorporator adopted our bylaws and appointed our President and CEO.  In April 2014, the company decided by the vote of its management and majority shareholder to convert to a C corporation with authorization to issue 1,000,000,000 shares of common stocks. In June of 2014, the company changed its business name to AMERICAN RENAISSANCE CAPITAL, INC.

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

We identify and acquire businesses which fit our investment/acquisition criteria, then restructure the businesses or improve their operations and sell them for profit or hold them for cash flow.  We started executing the critical parts of our business plan since September 19, 2014.  To date, we have identified, evaluated and tried (without success) to acquire (1) Mars Auto & Parts, an aftermarket auto parts dismantling and recycling business located in Sun Valley, California; (2) Eastern Buffet, a Chinese buffet-style restaurant located in Paramount, California; (3) Pico Ranch Market, a West Los Angeles produce market; (4) La Mexicana Supermarket, a produce market located in Long Beach, California; (5) Carniceria Market, a healthy-food supermarket for $89,000 plus inventory of $30,000; (6) Gold Strike Market for $695,000 plus inventory of $90,000; and (7) La Bodega Ranch Market, a meat and produce market located at 6888 Long Beach Blvd., Long Beach, CA 90805, for $400,000 with $85,000 in inventory.    On the healthy-food businesses including Gold Strike Market, Carniceria Market, and La Bodega Ranch Market, we were unable to close the acquisitions due to our inability to meet the banks’ strict financing requirements.  We currently have made offers on several other businesses that fit our investment/acquisition criteria, but so far, we have not been able to close on any of these opportunities.

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

Presently, we have in our pipeline of targeted businesses two healthy-food retail businesses that fit our investment/acquisition criteria.   We are still in negotiation with the seller about the selling price of each of these businesses.  The businesses are listed as follows: (1) Carson Markets $1,400,000 plus inventory of $80,000; and (2) Sunshine Meat Market, a meat and produce market located in Long Beach California, for $89,000 plus $20,000 in inventory.  The Company hopes to close these two acquisitions before June 30, 2016.

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

Because we have not entered into any agreements or contracts to acquire these three aftermarket auto parts retail businesses and in light of the fact that we currently has no guaranteed sources of financing and no commitments for financing that would enable us to acquire the three businesses, there is no assurance that we would be able to acquire the businesses or that the sellers would wait for us to raise the necessary capital for the acquisition.   While we are trying to raise capital, the sellers may decide to sell the three businesses to other buyers or change their mind about selling the businesses.

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

Hedge Fund.   We intend to seed proprietary trading entities and person to capitalize on real-time market anomalies and generate ongoing income in the forms similar to hedge funds operations.  Where necessary, we would create bona-fide hedge funds to operate on behalf of the company.  These entities and persons so seeded would pursue real-market transactions across the United States including leveraged buyout acquisitions of companies and assets, funding of viable start-up businesses in established industries, transactions involving turnarounds, minority investments, and partnerships and joint-ventures in viable industries.

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

Strategy

Strategically, the company intends to be a pragmatic acquirer/investor that acquires companies with high growth/profitability prospects and strong cash flow characteristics but lacked the necessary expertise and skill-sets to position the company for growth and profitability. American Renaissance Capital focuses on sectors and businesses in which it can implement changes and execute agendas effectively within a given time period.  Major targets include Wholesale, distribution, retail, medical, automotive, energy, power, healthcare, industrial, infrastructure, real estate, telecommunications, emerging technology, and media businesses.

Our process involves the identification, performance of due diligence, negotiation and consummation of acquisitions. After acquiring a company we will attempt to grow the company both organically and through add-on or bolt-on acquisitions. Add-on or bolt-on acquisitions are acquisitions by a company of other companies in the same industry. Following the acquisition of companies, we will seek to grow the earnings and cash flow of acquired companies and, in turn, grow distributions to our shareholders and to increase shareholder value. We believe we can increase the cash flows of our businesses by applying our intellectual capital to continually improve and grow our future businesses.

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

We believe that our long-term perspective provides us with certain additional advantages, including the ability to:

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

Acquisition Strategy

We use conservative approach to acquisitions and investment.  We consider companies that sell at close or below their book values.  Our acquisition strategies involve the acquisition of businesses in various industries that we expect will produce positive and stable earnings and cash flow, as well as achieve attractive returns on our investment. In so doing, we expect to benefit from our management team’s ability to identify diverse acquisition opportunities in a variety of industries, perform diligence on and value such target businesses, and negotiate the ultimate acquisition of those businesses. We believe our Chief Executive Officer has relevant experience in managing small to middle market businesses. We also believe that based on his experience and qualifications, our Chief Executive Officer will be able both to access a wide network of sources of potential acquisition opportunities and to successfully navigate a variety of complex situations surrounding acquisitions, including corporate spin-offs, transitions of family-owned businesses, management buy-outs and reorganizations. In addition, we intend to pursue acquisitions of under-managed or under-performing businesses that, we believe, can be improved pursuant to our management strategy.

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

Government Regulation

Our activities currently are subject to no particular regulation by governmental agencies other than those routinely imposed on corporate businesses.   However, we may be subject to the rules governing acquisition and disposition of businesses, real estates and personal properties in each of the state where we have our operations.  We may also be subject to various state laws designed to protect buyers and sellers of businesses.   We cannot predict the impact of future regulations on either us or our business model.

Intellectual Property

We currently have no patents, trademarks or other registered intellectual property.   We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

3

Employees

Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, was our only full-time employee as of March 31, 2015.   In addition to Mr. Igwealor, we have three part-time employees in addition to our Chairman and Managing Director.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  For the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations for the three and nine months ended March 31, 2015 and 2014.

Revenues

We did not recognize any revenue during the three months ended March 31, 2015 and 2014.   We have not recognized any revenue during the period from February 15, 2012, or inception, through March 31, 2015. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully acquire the two healthy-food businesses we have identified or other similar businesses.

Cost of Revenues

We did not recognize cost of product sales during the three months ended March 31, 2015 and 2014.   We have not recognized any cost of product sales during the period from February 15, 2012 (inception) through March 31, 2015.

Research and Development Expense

We did not recognize any research and development expense during the three months ended March 31, 2015 and 2014.    We have not recognized any research and development expense during the period from February 15, 2012 (inception) through March 31, 2015.

General and Administrative Expense

General and administrative expenses were $8,721 and $2,915 for the three months ended March 2015 and 2014 respectively. General and administrative expense consists of professional fees, rent and costs related to corporate governances, plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, corporate credit building expenses, and other general business outside consulting activities. General and administrative expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that general and administrative expense will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Operating Expenses

Operating expenses were $8,721 and $2,915 for the three months ended March 2015 and 2014 respectively.

Net Loss

Net loss was $8,721 and $2,915 for the three months ended March 2015 and 2014 respectively.

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

Results of Operations

We did not recognize any revenue during the three months ended March 31, 2015 and 2014.   We have not recognized any revenue during the period from February 15, 2012, or inception, through March 31, 2015.

Operating expenses for the three months ending March 31, 2015 was $8,721. Our operating expenses comprised of general and administrative expenses of $4,644, rent expense of $1,146, and professional fees of $1,631.  Operating expenses was $ 60,121 for the period from February 15, 2012 (date of inception) through March 31, 2015. These operating expenses comprised of general and administrative expenses of $18,407, rent expense of $12,224, and professional fees of $ 28,190.  Professional fees also include the par value of stock-based compensation awarded to service providers.

Net loss for the three months ending March 31, 2015 was $8,721.  Net loss was $ 60,121 for the period from February 15, 2012 (date of inception) through March 31, 2015.

No income tax provision was made during the period from February 15, 2012 (date of inception) through March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2015, we had $1,101 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

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

Since our inception through March 31, 2015, all of our operations have been financed through advances from our president and CEO and our Chairman.  As of March 31, 2015, our officers and directors and companies controlled by our officers have loaned $32,469 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved profitability. These conditions raise substantial doubt about our ability to continue as a going concern. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability. We may never achieve profitability.

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

Cash Requirements

We believe that our $1,101 cash on hand at March 31, 2015, will meet part of our present cash needs.   However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs.   We estimate that we will require approximately $36,000, or approximately $3,000 per month, in capital to continue as a going concern over the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2015.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective in order to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

As of March 31, 2015, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

AMERICAN RENAISSANCE CAPITAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN RENAISSANCE CAPITAL, INC.

Date: June 5, 2016	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: June 5, 2016	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN RENAISSANCE CAPITAL, INC.

Date: June 5, 2016	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: June 5, 2016	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

EXHIBIT 31.1

CERTIFICATION AS ADOPTED PURSUANT TO SECTION 302(A)

OF THE SARBANES-OXLEY ACT OF 2002

I, Frank I Igwealor, certify that:

1.    I have reviewed this annual report on Form 10-Q of American Renaissance Capital, Inc.;

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

(c)           Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)           Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant ’s most recent fiscal quarter (the registrant ’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant ’s internal control over financial reporting; and

5.    The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant ’s board of directors (or persons performing the equivalent functions):

(a)          All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant ’s ability to record, process, summarize and report financial information; and

(b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

AMERICAN RENAISSANCE CAPITAL, INC.

Date: June 5, 2016	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: June 5, 2016	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Renaissance Capital, Inc. (the “Company”) on Form 10-Q for the three months ended March 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

AMERICAN RENAISSANCE CAPITAL, INC.

Date: June 5, 2016	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: June 5, 2016	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director