Form 10-K
period 2015-12-31
American Renaissance Capital, Inc.
filed 2016-09-29
CIK 1614106

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☑              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2015, was unknown because the shares of the company common stock are yet to be traded or listed on any exchange.

Number of shares outstanding of the registrant’s common stock as of December 31, 2015:   85,376,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

AMERICAN RENAISSANCE CAPITAL, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Form 10-K Item Number :		Page No.

PART I

Item 1.	Business	1

Item 1A.	Risk Factors	5

Item 1B.	Unresolved Staff Comments	28

Item 2.	Properties	28

Item 3.	Legal Proceedings	28

Item 4.	Mine Safety Disclosures	29

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

Item 6.	Selected Financial Data	29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 8.	Financial Statements and Supplementary Data	18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19

Item 9a.	Controls and Procedures	19

Item 9b.	Other Information	19

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	20

Item 11.	Executive Compensation	22

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22

Item 13.	Certain Relationships and Related Transactions, and Director Independence	23

Item 14.	Principal Accountant Fees and Services	24

PART IV

Item 15.	Exhibits and Financial Statement Schedules	25

Signatures		26

PART I

ITEM 1.	BUSINESS

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

We promote “Inner-City Economics” across America’s urban, underserved and distressed communities.  Our acquisitions and investments catalyze other private investments into the target market and significantly contribute to the target market broader neighborhood revitalization strategy because of our model that (1) transform employees of our acquires into entrepreneurs co-owners of each of the businesses, and (2) providing catalyzing flexible low-cost and low-barrier capital to low-income employees to participate in equity ownership of their employer.

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

We have had limited operations and have limited financial resources. We have not established sufficient source of equity or debt financing for any of our targeted acquisitions.  Our operations to date have been devoted primarily to start-up and development activities and sparse acquisitions which include those shown below:

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

3

Employees

Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, was our only full-time employee as of December 31, 2015.   In addition to Mr. Igwealor, we have three part-time employees in addition to our Chairman and Managing Director.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  For the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

We are a development stage enterprise that was incorporated in February 2012 and we have not realized revenues. We have no operating history upon which an evaluation of our future prospects can be made. From our inception on February 15, 2012 to December 31, 2015, we have incurred a net loss of $ 73,633.  Our prospects of becoming a profitable company must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the mergers, acquisition and turnaround industry.  At December 31, 2015, we had a total stockholders’ deficit of $(48,081).   No assurance can be given that we will have net income in future periods or ever generate significant revenue.  Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to secure adequate financing for our acquisitions and investments, identify attractive targets, attract managerial talents and produce effective business-turnaround models for the businesses we acquire. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of the outstanding shares of our common stock.

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

Our auditor's report on our December 31, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Moreover, our officers may be unable or unwilling to loan or advance us any new money.

Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. We incurred a $72,333 net loss for the period from inception to December 31, 2015 and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our films. We plan to seek additional funds through private placements of our common stock. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

We have limited financial resources. As of December 31, 2015, we had $3,613 of cash on hand. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects for the fiscal year ended December 31, 2015, and for the years ended December 31, 2014, 2013 and 2012 that we have $3,613, $13,348, $91 and $97 in cash assets respectively and, therefore, we may be defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken, we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating whether or not, we are a shell company. If it is determined that we are a shell company, we will be required to comply with additional disclosure, and we may also be delayed in executing any mergers or acquiring other assets that would change a shell company status. In addition, the SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We do not own any property as at the date of filing we have no properties.  Our principal business, executive and registered statutory office is located at 3699 Wilshire Blvd., Suite 610, Los Angeles, CA 90010 and our telephone number is (310) 895-1839 and email contact is info@AmRecapital.com..

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2015, we are not involved in any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock, with no par value per share.  As of December 31, 2015, there were 85,376,000  shares of common stock issued and outstanding held by 45 stockholders of record.

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

Preferred Stock

We have not been authorized to issue and we have no preferred stock issued as of December 31, 2015

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

We promote “Inner-City Economics” across America’s urban, underserved and distressed communities.  Our acquisitions and investments catalyze other private investments into the target market and significantly contribute to the target market broader neighborhood revitalization strategy because of our model that (1) transform employees of our acquires into entrepreneurs co-owners of each of the businesses, and (2) providing catalyzing flexible low-cost and low-barrier capital to low-income employees to participate in equity ownership of their employer.

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

We have had limited operations and have limited financial resources. We have not established sufficient source of equity or debt financing for any of our targeted acquisitions.  Our operations to date have been devoted primarily to start-up and development activities and sparse acquisitions which include those shown below:

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

Revenue

We did not recognize any revenue during the year starting January 1, 2014 through December 31, 2015.  We have not recognized any revenue during the period from February 15, 2012, or inception, through December 31, 2015. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully acquire the three auto parts businesses we have identified or other similar businesses.

Cost of Revenues

We did not recognize cost of product sales during the year starting January 1, 2014 through December 31, 2015.  We have not recognized any cost of product sales during the period from February 15, 2012 (inception) through December 31, 2015.

Research and Development Expense

We did not recognize any research and development expense during the year starting January 1, 2014 through December 31, 2015.  We have not recognized any research and development expense during the period from February 15, 2012 (inception) through December 31, 2015.

General and Administrative Expense

General and administrative expense for the year was $22,234. General and administrative expense consists of costs related to the establishment of corporate governances; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and other general business outside consulting activities. General and administrative expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that general and administrative expense will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Operating Expenses

Operating expenses for the year was $22,234.

Net Loss

Net loss for the year was $22,234.

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

Results of Operations

We recognized no revenue during the year starting January 1, 2014 through December 31, 2015.  We have not recognized any revenue during the period from February 15, 2012 (date of inception) through December 31, 2015.

Operating expenses for the year was $22,234. Our operating expenses comprised of general and administrative expenses of $8,400, rent expense of $4,584, and professional fees of $9,250.  Professional fees also include the par value of stock-based compensation awarded to service providers.  Operating expenses was $73,633 for the period from February 15, 2012 (date of inception) through December 31, 2015. Our operating expenses comprised of general and administrative expenses of $22,162, rent expense of $15,662, and professional fees of $35,809. Professional fees also include the par value of stock-based compensation awarded to service providers.

Net loss for the year was $22,234.  Net loss was $73,633 for the period from February 15, 2012 (date of inception) through December 31, 2015.

No income tax provision was made during the period from February 15, 2012 (date of inception) through December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had $3,613 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

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

Since our inception through December 31, 2015, all of our operations have been financed through advances from our president and CEO.  As of December 31, 2015, our officers and directors and companies controlled by our officers have loaned $42,851 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved profitability. These conditions raise substantial doubt about our ability to continue as a going concern. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability. We may never achieve profitability.

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

Cash Requirements

We believe that our $3,613 cash on hand at December 31, 2015, will meet part of our present cash needs.   However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs.   We estimate that we will require approximately $36,000, or approximately $3,000 per month, in capital to continue as a going concern over the next 12 months.

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

18

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

The names and ages of our directors and officers, and their positions, are as follows:

Name	Age	Title(s)
Dr. Solomon KN Mbagwu, MD	66	Executive Chairman, Chair Board of Directors
Frank Igwealor, JD, CPA, CMA, MBA, CFM, MSRM	45	President, CEO, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary
Janet Allen, CPA	43	Vice President, Finance
Kareem Davis	40	Managing Director & Director
Fola Bryan Ade, CPA	43	Director of Accounting
Martin Nwaege	52	Financial Controller

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

Dr. Solomon KN Mbagwu, Chairman (66 years old)

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

During the past five years, Dr. Mbagwu held the following directorships: (i) Board of Obstetrics and Gynecology at Centinela Hospital in Inglewood – March 2010 to Present; and (ii) K N Solomon Mbagwu MD – July 1994 to Present.

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

Frank Igwealor, President & CEO (45 years old)

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

During the sixteen years prior to his joining Los Angeles Neighborhood Housing as the chief financial officer, Mr. Igwealor worked in various financial management, accounting, strategic planning, risk management, restructuring, recapitalization and turnaround capacities for various big and small businesses where he helped save or preserve about 252 American jobs that would have otherwise been lost through liquidations.  Mr. Igwealor’s business and professional experience include: (a) 7/2007 to 10/2011 - SVP & CFO at Los Angeles Neighborhood Housing, Inc., one of Los Angeles largest affordable housing nonprofit agency; (b) 11/2004 to present – President and CEO of Igwealth Franklin, Inc., a Los Angeles private equity firm; (c) 03/2008 to present – Director at Poverty Solutions, Inc., a Los Angeles based nonprofit that designs and deploys programs that help low income families divest poverty through education, employment, and entrepreneurship; (d) 11/2006 to 04/2007 – Assistant Controller at SDI Media Group, a Culver City, CA based translation and dubbing company; (e) 03/2006 to 09/2006 – SEC Financial reporting analyst at OSI Systems, Inc., a Hawthorne CA based manufacturer; (f) 11/2003 to 11/2004 – Financial Advisor at Morgan Stanley; (g) 05/1990 to 02/1998 – Finance Manager at Beloved Trading Co., an Onitsha based trading firm doing wholesale and retail.

Over the past 25 years in investments, management, accounting and finance, Mr. Igwealor has always operated on the premise that a country’s most valuable asset is her human capital – and that job creation is the essential element to a true and sustainable economic and prosperity.

During the past five years, Mr. Igwealor held the following directorships: (i) American Biopharmaceuticals Holdings Inc.  – November 2004 to Present; (ii) Poverty Solutions, Inc.  – March 2008 to Present; (iii) Los Angeles Community Capital – April 2012 to Present; (iv) American Community Capital, LP.  – August 2013 to Present; and (v) Goldstein Franklin, Inc. – April 2012 to Present.

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

Kareem Davis, Managing Director (40 years old)

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

During the past five years, Mr. Davis held the following directorships: (i) Pink Lotus Healthcare Corporation – October 2008 to Present; and (ii) Life is Networking Knowledge – February 2009 to Present.

The company believes that someone with marketing expertise as Mr. Davis would be of great value to the company’s need of identifying the right acquisition candidates as well as performing due diligence on those targets.

Janet Allen, CPA, VP for Finance (43 years old)

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

Martin Nwaege, Financial Controller (52 years old)

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

Fola Bryan Ade, CPA, Director of Accounting (43 years old)

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

Legal Proceedings

As of December 31, 2015, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

We began our business in February 2012.   No cash salaries have been paid by us at any time through December 31, 2015.   We have not entered into any employment agreements with our officers.

The following table shows, for the period from February 15, 2012 (inception) to December 31, 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”), and other officers:

Summary Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
1. Frank Igwealor CEO, CFO and Director	2015	-	-	-	-	-	-	-	-
	2014	-	-	1000	-	-	-	-	1000
	2013	-	-	1000	-	-	-	-	1000
	2012	-	-	1000	-	-	-	-	1000
		-	-	-	-	-	-	-	-

2. Kareem Davis, Vice President	2015	-	-	-	-	-	-	-	-
	2014	-	-	100	-	-	-	-	100
	2013	-	-	100	-	-	-	-	100
	2012	-	-	-	-	-	-	-	-

3. Dr. Solomon Mbagwu, Executive Chairman	2015	-	-	-	-	-	-	-	-
	2014	-	-	50	-	-	-	-	50
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2015, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Our directors do not currently receive any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the number of shares of our common stock beneficially owned on December 31, 2015, by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has voting and investment power with respect to the shares shown.  As of December 31, 2015, we had 85,376,000 shares of Common Stock issued and outstanding.

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

During the period of January 1 2015 to December 31, 2015, the Company did not make any share award to the entities and persons in transactions that would be classified as related parties’ transactions.

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

Audit Fees

For fiscal year end December 31, 2015:                                  NA

For fiscal year end December 31, 2014:                                  NA

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

AMERICAN RENAISSANCE CAPITAL, INC.

Date: September 28, 2016	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: September 28, 2016	/s/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2016	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: September 28, 2016	/s/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

AMERICAN RENAISSANCE CAPITAL, INC

 (A DEVELOPMENT STAGE COMPANY)

PERIOD ENDED DECEMBER 31, 2015 AND 2014.

Index to Consolidated Financial Statements

Contents	Page(s )

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2015 and 2014	F-4

Statements of Operations for the fiscal year ended December 31, 2015 and 2015, and for the period from February 15, 2012 (Inception) through December 31, 2015	F-5

Consolidated Statement of Cash Flows for fiscal year ended December 31, 2015 and 2014, and for the period from February 15, 2012 (Inception) through December 31, 2015	F-6

Consolidated Statement of Member’s and Stockholders’ Equity (Deficit) for the period from February 15, 2012 (Inception) through December 31, 2015	F-7

Notes to the Consolidated Financial Statements	F-8

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Renaissance Capital, Inc.

We have audited the balance sheet of American Renaissance Capital, Inc as of December 31, 2015, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly , we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements , assessing the accounting principles used and significant estimates made by management , as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In planning and performing our audit of the consolidated financial statements of American Renaissance Capital, Inc as of and for the year ended December 31, 2015, in accordance with auditing standards generally accepted in the United States of America , we considered the Company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly , we do not express an opinion on the effectiveness of the Company's internal control.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly , in all material respects, the financial position of American Renaissance Capital, Inc as of December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

  Dave Banerjee CPA, an Accountancy Corporation

  Woodland Hills, CA  August 22, 2016

			F
		F-3

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Balance Sheet

	December 31, 2015	December 31, 2014
ASSETS

Cash and cash equivalents	$ 3,613	13,348

Total assets	$ 3,613	$ 13,348

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

Current liabilities	$ 11,060	$ 8,843

Long-term liabilities	$ 39,334	33,497

Total liabilities	50,394	39,195

Stockholders' deficit:

Common stock ($0.0001 par value)	8,538	8,538
1,000,000,000 shares authorized, no par
85,376,000 issued and outstanding on 12/31/2014, and
35,142,000 issued and outstanding on 12/31/2013 respectively.

Additional Paid-in Capital	17,014	17,014
Accumulated Deficits	(73,633)	(51,399)

Total stockholders' equity	(46,781)	(,25,847)

Total liabilities and stockholders' equity	$ 3,613	$ 13,348

The accompanying notes are an integral part of these financial statements
		F-4

	AMERICAN RENAISSANCE CAPITAL, INC.
	(A Development Stage Company)
	Statement of Operations

		For the year ended Dec. 31, 2015	For the year ended Dec. 31, 2014	From Feb. 15, 2012 (inception) to Dec. 31, 2015
REVENUE
	Total revenue	$ -	$ -	$ -

EXPENSES:

	Professional fees	9,250	23,459	35,809
	Rent expense	4,584	4,584	15,662
	Other operating expenses	7,100	12,061	20,862

	Total operating expenses	20,934	40,104	72,333

NET LOSS FROM OPERATIONS		(20,934)	(40,104)	(72,333)

NET LOSS		$(20,934)	$(40,104)	$(72,333)

Basic and diluted loss per common share		$(0.00025)	$ (0.00047)

Weighted average number of common shares outstanding - Basic and diluted		85,376,000	85,376,000

The accompanying notes are an integral part of these financial statements
F-5
AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Cash Flows

	For the Year Ended 2015	For the Year Ended 2014	Cumulative from Feb. 15, 2012 (inception) through Dec. 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (20,934)	$(40,104)	$ (73,633)
Adjustments to reconcile net loss to net cash
provided/(used) by operating activities:
Share-based compensation	0	4,023	7,123
Increase (decrease) in:
Accounts Payable	4,022	1,183	5,697

Net cash used by operating activities	(15,572)	(32,059)	(54,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	5,837	33,497	39,334
Proceeds from shares issued		11,818	18,429

Net cash provided by financing activities	5,837	45,315	57,763

Increase in cash	(9,735)	13,257	3,613

Cash - beginning of period	13,257	91	0

Cash - end of period	$ 3,613	$ 13,257	$ 3,613

The accompanying notes are an integral part of these financial statements
F-6

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit

				Deficit
				Accumulated
			Additional	during
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance at February 15, 2012 (Inception)	-	$ -	$ -	$ -	$ -
Issuance of common stock at $0.0001 per share	13,673,000	1,217			1,217
Additional Paid-in Capital			1,656		1,656
Net Loss				(3,268)	(3,268)

Balance at December 31, 2012	13,673,000	$ 1,217	$ 1,656	$ (3,268)	$ (395)

Issuance of common stock at $0.0001 per share	21,469,000	1,949			1,949
Additional Paid-in Capital			4,889		4,889
Net Loss				(8,027)	(8,027)

Balance at December 31, 2013	35,142,000	$ 3,166	$ 6,545	$ (11,295)	$ (1,584)

Issuance of common stock at $0.0001 per share	50,234,000	5,372			7,537
Additional Paid-in Capital			18,015		18,015
Net Loss				(40,104)	(40,104)

Balance at December 31, 2014	85,376,000	$8,538	$ 24,560	$ (51,399)	$ (16,136)

Issuance of common stock at $0.0001 per share	-	-			-
Additional Paid-in Capital			-		-
Net Loss				(20,934)	(20,934)

Balance at December 31, 2015	85,376,000	$8,538	$ 24,560	$ (51,399)	$ (37,070)

The accompanying notes are an integral part of these financial statements
F-7

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Notes to Financial Statements

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

The Company has incurred losses in all periods since its inception and expects to continue to incur additional losses for the foreseeable future. As at December 31, 2015, the Company had an accumulated deficit of $(73,633).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.”  The Company has $3,613 and $13,348 in cash and cash equivalents as at December 31, 2015 and December 31, 2014 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18”), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.  The company did not record any share-based compensation during the year ended December 31, 2015.

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

Expenses of Offering: Specific incremental costs directly attributable to an offering of securities are deferred and applied to the gross proceeds of the offering through additional paid-in capital. Management salaries and other general and administrative expenses are not included in costs of an offering. Deferred costs of an aborted offering, which would include a postponement of 90 days or greater, are expensed in the period incurred.  The company has no treasury stock and no receivables from sales of stock during the year ended December 31, 2015.

Revenue Recognition

The Company recognizes revenue to the extent that it is probable that the economic benefits will flow to the Company and the revenue can be reliably measured. Revenue is measured at the fair value of the consideration received net of discounts, rebates, and sales taxes or duty. The Company follows the guidance of ASC 605 for revenue recognition. The Company recognizes revenues when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The company has no revenue during the year ended December 31, 2015.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity.  There was no comprehensive income items during the year ended December 31, 2015. The firm did not have any adjustments that would have made comprehensive income different from net income.

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

As of January 1, 2015, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise

Income Taxes (Cont’d)

Board examination of our 2012 through 2015 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

•            Permanent installations                                               3 to 25 years

•            Machinery and equipment                                          3 to 14 years

•            Furniture, fixtures, equipment and vehicles                5 to 10 years

•            Leasehold improvements                                            Over the term of the lease

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement.   Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.  As of December 31, 2015, the company has no property or equipment.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during the year ended December 31, 2015.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825, “Financial Instruments” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis.

FASB ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Fair Value of Financial Instruments (Cont’d)

•         Level 1. Observable inputs such as quoted prices in active markets;

•         Level 2.  Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•         Level 3.  Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

There are no assets or liabilities to measure at December 31, 2015

Investing & Lending

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets.  These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate.  As at December 31, 2015, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

American Renaissance Capital considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.   As at December 31, 2015, the Company’s chief executive officer and significant stockholder advanced $42,851 to the Company for working capital. These advances are non-interest bearing and payable on demand.  Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	December 31,	December 31,
	2015	2014
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Company President & CEO who have been lending operating capital to the company	$7,413	$3,946
Payments made on behalf of the company by Poverty Solutions, an organization related to our President & CEO	13,325	7,439
Line of Credit from company Chairman for operating capital	15,000	15,000
Payments made on behalf of the company by American Biopharma, a company controlled by our President & CEO	7,113	7,113

	$42,851	$33,498

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

NOTE 3 - INCOME TAXES

As of December 31, 2015, the Company had a net operating loss carry forward of $ 73,633 that may be available to reduce future years’ taxable income through 2035.

NOTE 3 - INCOME TAXES (CONT’D)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:	-	-
Net Operating tax carry-forwards	$ 73,633	$ 51,399
Gross deferred tax asset	73,633	51,399
Valuation allowance	(73,633)	(51,399)
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $73,633 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–NET OPERATING LOSSES

As of December 31, 2015, the Company has a net operating loss carry-forward of approximately $73,633, which will expire 20 years from the date the loss was incurred.

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

As of December 31, 2015, there were 85,376,000 shares of common stock issued and outstanding held by 45 stockholders of record.  The company had no transactions in its common stock during the year ended December 31, 2015.

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

Since inception, the company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of December 31, 2015 and December 31, 2014, the Company has $42,851and $33,497 in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 3699 Wilshire Blvd., Suite 610, Los Angeles, California 90010. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $322 and $400 per month.  The Company recorded rent expense of $4,584 during the year ended December 31, 2015.

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

The Company has net losses for the period from February 15, 2012 (inception) to December 31, 2015, of $73,633. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Certain financial instruments are carried at cost on the balance sheet, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accrued expenses and other liabilities and deferred revenue. There are no assets or liabilities to measure at December 31, 2015

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONT’D)

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2015 through August 22, 2016.

During this period, the Company identified and is trying to acquire: (1) Carson Market, a neighborhood meat and produce market located at 2625 E. Carson Street, Carson CA 90810; (2) Gold Strike Market, a meat and produce market located at 412 N Park Ave. Pomona CA 91768; and (3) La Bodega Ranch Market, a meat and produce market located at 6888 Long Beach Blvd., L.Beach, CA 90805.

The Company has made offers on several other businesses that fit its investment/acquisition criteria.  While the purchase of Carson Market is progressing, Gold Strike Market and La Bodega Ranch Market fell out of escrow due to our inability to meet the banks’ strict financing requirements. The Company hopes to close the acquisition of the Carson Market before June 30, 2016.

Management has reviewed subsequent events through 08/22/2016 at which Financial Statements were issued, and determined there were no other items to disclose.

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

Date: September 28, 2016	/s/ Frank I. Igwealor
Frank I. Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

Date: September 28, 2016	/s/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Renaissance Capital, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I. Igwealor, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 28, 2016	/s/ Frank Igwealor
Frank Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

Date: September 28, 2016	/s/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director