Form 10-Q
period 2016-03-31
American Renaissance Capital, Inc.
filed 2017-01-31
CIK 1614106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes []   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of shares outstanding of the registrant’s common stock as of March 31, 2016:   85,376,000

AMERICAN RENAISSANCE CAPITAL, INC.

Quarterly Report on Form 10-Q for the

Three Months Ended March 31, 2016

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
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Renaissance Capital, Inc.

Financial Statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Balance Sheet (unaudited)
	March 31, 2016	December 31, 2015
ASSETS

Cash and cash equivalents	$ 3,477	$ 3,613

Total assets	$ 3,477	$ 3,613

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:

Current liabilities	$ 3,677	$ 11,060

Long-term liabilities	$ 49,945	$ 39,334

Total liabilities	53,622	50,394

Stockholders' deficit:

Common stock ($0.0001 par value)	8,538	8,538
1,000,000,000 shares authorized, no par
85,376,000 issued and outstanding on 3/31/2016, and
85,376,000 issued and outstanding on 12/31/2015 respectively.

Additional Paid-in Capital	17,014	17,014
Accumulated Deficits	(75,698)	(72,333)

Total stockholders' equity	(50,146)	(46,781)

Total liabilities and stockholders' equity	$ 3,477	$ 3,613

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Operations (unaudited)

	For the Three Months Ended March 31,		From Feb. 15, 2012 (inception) to Mar. 31, 2016
	2016	2015
REVENUE
Total revenue	$ -	$ -	$ -

EXPENSES:

Professional fees	357	1,631	36,166
Rent expense	1,146	1,146	16,809
Other operating expenses	561	5,944	22,724

Total operating expenses	2,064	8,721	75,698

NET LOSS FROM OPERATIONS	(2,064)	(8,721)	(75,698)

NET LOSS	$ (2,064)	$ (8,721)	$ (75,698)

Basic and diluted loss per common share	$(0.00002)	$(0.00010)

Weighted average number of common shares
Outstanding basic and diluted	85,376,000	85,376,000

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31,		Cumulative from Feb. 15, 2012 (inception) through Mar. 31, 2016
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(2,064)	$(8,721)	$ (75,698)
Adjustments to reconcile net loss to net cash
provided/(used) by operating activities:
Share-based compensation	0	0	7,123
Increase (decrease) in:
Accounts Payable	(5,166)	(2,496)	5,894

Total adjustments	(5,166)	(2,496)	3,201

Net cash used by operating activities	(7,230)	(11,218)	(61,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	$ 7,094	$(1,029)	$ 46,428
Proceeds from shares issued	-		18,429

Net cash provided by financing activities	$7,094	$(1,029)	$ 64,857

Increase in cash	(136)	(12,246)	3,477

Cash - beginning of period	3,613	13,348	0

Cash - end of period	$ 3,477	$ 1 ,101	3,477

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

The Company has incurred losses in all periods since its inception and expects to continue to incur additional losses for the foreseeable future. As at March 31, 2016, the Company had an accumulated deficit of $(75,698).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.”  The Company has $3,477 and $13,348 in cash and cash equivalents As at March 31, 2016 and March 31, 2015 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18”), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.  The company did not record any share-based compensation during the three months ended March 31, 2016.

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

Expenses of Offering: Specific incremental costs directly attributable to an offering of securities are deferred and applied to the gross proceeds of the offering through additional paid-in capital. Management salaries and other general and administrative expenses are not included in costs of an offering. Deferred costs of an aborted offering, which would include a postponement of 90 days or greater, are expensed in the period incurred.  The company has no treasury stock and no receivables from sales of stock during the three months ended March 31, 2016.

Revenue Recognition

The Company recognizes revenue to the extent that it is probable that the economic benefits will flow to the Company and the revenue can be reliably measured. Revenue is measured at the fair value of the consideration received net of discounts, rebates, and sales taxes or duty. The Company follows the guidance of ASC 605 for revenue recognition. The Company recognizes revenues when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The company has no revenue the three months ended March 31, 2016.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity.  There was no comprehensive income items during the three months ended March 31, 2016. The firm did not have any adjustments that would have made comprehensive income different from net income.

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

As of January 1, 2016, the Company had analyzed its filing positions in each of the federal and state jurisdictions that required the filing of income tax returns, as well as all open tax years in these jurisdictions. The U.S. federal and California are identified as the “major” tax jurisdictions. Generally, the Company remains subject to Internal Revenue Service and California Franchise Board examination of our 2012 through 2015 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

•            Permanent installations                                               3 to 25 years

•            Machinery and equipment                                          3 to 14 years

•            Furniture, fixtures, equipment and vehicles                5 to 10 years

•            Leasehold improvements                                            Over the term of the lease

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement.   Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.  As of March 31, 2016, the company has no property or equipment.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during the three months ended March 31, 2016.

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

There are no assets or liabilities to measure at March 31, 2016

Investing & Lending

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets.  These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate.  As at March 31, 2016, the Company owns and holds no investments.

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

Related Party Transactions

Affiliate Receivables and Payables

American Renaissance Capital considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.   As at March 31, 2016, the Company’s chief executive officer and significant stockholder advanced $49,945 to the Company for working capital. These advances are non-interest bearing and payable on demand.  Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	March 31,	December 31,
	2016	2015
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Company President & CEO who have been lending operating capital to the company	$9,058	$7,413
Payments made on behalf of the company by Poverty Solutions, an organization related to our President & CEO	18,774	13,325
Line of Credit from company Chairman for operating capital	15,000	15,000
Payments made on behalf of the company by American Biopharma, a company controlled by our President & CEO	7,113	7,113

	$49,945	$42,851

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

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

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

NOTE 3 - INCOME TAXES

As of March 31, 2016, the Company had a net operating loss carry forward of $ 75,698 that may be available to reduce future years’ taxable income through 2035. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	March 31, 2016	December 31, 2014
Deferred tax assets:	-	-
Net Operating tax carry-forwards	$ 75,698	$ 73,633
Gross deferred tax asset	75,698	73,633
Valuation allowance	(75,698)	(73,633)
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $75,698 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–NET OPERATING LOSSES

As of March 31, 2016, the Company has a net operating loss carry-forward of approximately $75,698, which will expire 20 years from the date the loss was incurred.

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

As of March 31, 2016, there were 85,376,000 shares of common stock issued and outstanding held by 45 stockholders of record.  The company had no transactions in its common stock during the three months ended March 31, 2016.

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

Since inception, the company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of March 31, 2016 and December 31, 2015, the Company has $49,945 and $42,851 in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 3699 Wilshire Blvd., Suite 610, Los Angeles, California 90010. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $322 and $400 per month.  The Company recorded rent expense of $1,146 during the three months ended March 31, 2016.

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

The Company has net losses for the period from February 15, 2012 (inception) to March 31, 2016, of $75,698. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Certain financial instruments are carried at cost on the balance sheet, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accrued expenses and other liabilities and deferred revenue. There are no assets or liabilities to measure at March 31, 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after March 31, 2016 through June 1, 2016.  During this period, the Company identified and is trying to acquire: (1) Carson Market, a neighborhood meat and produce market located at 2625 E. Carson Street, Carson CA 90810; (2) Gold Strike Market, a meat and produce market located at 412 N Park Ave. Pomona CA 91768; and (3) La Bodega Ranch Market, a meat and produce market located at 6888 Long Beach Blvd., Long Beach, CA 90805.

The Company has made offers on several other businesses that fit its investment/acquisition criteria.  While the purchase of Carson Market is progressing, Gold Strike Market and La Bodega Ranch Market fell out of escrow due to our inability to meet the banks’ strict financing requirements.

On June 14, 2016, the Company’s target acquisition, Healthy Foods Market LLC., closed the acquisition of the Carson Market.  On June 23, 2016, the Company’s other target acquisition, Fresh and Healthy Market LLC., closed the acquisition of the Sunshine Meat Market. Both LLCs are controlled by our CEO and thus, it is anticipated that an acquisition would be consummated.

Management has reviewed subsequent events through 12/30/2016 at which Financial Statements were issued, and determined there were no other items to disclose.

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

Financial Advisory. Our financial advisory segment comprises our mergers and acquisitions advisory services, restructuring and reorganization advisory services and fund placement services for alternative investment funds.

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

3

Employees

Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, was our only full-time employee as of March 31, 2016.   In addition to Mr. Igwealor, we have three part-time employees in addition to our Chairman and Managing Director.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  For the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations for the three and nine months ended March 31, 2016 and 2015.

Revenues

We did not recognize any revenue during the three months ended March 31, 2016 and 2015.   We have not recognized any revenue during the period from February 15, 2012, or inception, through March 31, 2016. Our ability to generate product revenues in the future will depend almost entirely on our ability to successfully acquire the two healthy-food businesses we have identified or other similar businesses.

Cost of Revenues

We did not recognize cost of product sales during the three months ended March 31, 2016 and 2015.   We have not recognized any cost of product sales during the period from February 15, 2012 (inception) through March 31, 2016.

Research and Development Expense

We did not recognize any research and development expense during the three months ended March 31, 2016 and 2015.    We have not recognized any research and development expense during the period from February 15, 2012 (inception) through March 31, 2016.

General and Administrative Expense

General and administrative expenses were $2,064 and $8,721 for the three months ended March 2016 and 2015 respectively. General and administrative expense consists of professional fees, rent and costs related to corporate governances, plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, corporate credit building expenses, and other general business outside consulting activities. General and administrative expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that general and administrative expense will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Operating Expenses

Operating expenses were $2,064 and $8,721 for the three months ended March 2016 and 2015 respectively.

Net Loss

Net loss was $2,064 and $8,721 for the three months ended March 2016 and 2015 respectively.

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

Results of Operations

We did not recognize any revenue during the three months ended March 31, 2016 and 2015.   We have not recognized any revenue during the period from February 15, 2012, or inception, through March 31, 2016.

Operating expenses for the three months ending March 31, 2016 was $2,064. Our operating expenses comprised of general and administrative expenses of $561, rent expense of $1,146, and professional fees of $357.  Operating expenses was $75,698 for the period from February 15, 2012 (date of inception) through March 31, 2016. These operating expenses comprised of general and administrative expenses of $22,724, rent expense of $16,809, and professional fees of $36,166.  Professional fees also include the par value of stock-based compensation awarded to service providers.

Net loss for the three months ending March 31, 2016 was $2,064.  Net loss was $75,698 for the period from February 15, 2012 (date of inception) through March 31, 2016.

No income tax provision was made during the period from February 15, 2012 (date of inception) through March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had $3,477 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

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

Since our inception through March 31, 2016 all of our operations have been financed through advances from our president and CEO and our Chairman.  As of March 31, 2016, our officers and directors and companies controlled by our officers have loaned $49,945 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved profitability. These conditions raise substantial doubt about our ability to continue as a going concern. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability. We may never achieve profitability.

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

Cash Requirements

We believe that our $3,477 cash on hand at March 31, 2016, will meet part of our present cash needs.   However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs.   We estimate that we will require approximately $36,000, or approximately $3,000 per month, in capital to continue as a going concern over the next 12 months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

As of March 31, 2016, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

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
AMERICAN RENAISSANCE CAPITAL, INC.

Date: December 30, 2016	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: December 30, 2016	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN RENAISSANCE CAPITAL, INC.

Date: December 30, 2016	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: December 30, 2016	By:	/S/ Solomon KN Mbagwu
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

AMERICAN RENAISSANCE CAPITAL, INC.

Date: December 30, 2016	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: December 30, 2016	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Renaissance Capital, Inc. (the “Company”) on Form 10-Q for the three months ended March 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

AMERICAN RENAISSANCE CAPITAL, INC.

Date: December 30, 2016	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: December 30, 2016	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director