Form 10-Q
period 2016-06-30
American Renaissance Capital, Inc.
filed 2017-02-01
CIK 1614106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes []   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of shares outstanding of the registrant’s common stock as of June 30, 2016:   85,376,000

AMERICAN RENAISSANCE CAPITAL, INC.

Quarterly Report on Form 10-Q for the

Three Months ended June 30, 2016

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
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Renaissance Capital, Inc.

Financial Statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Balance Sheet
	June 30, 2016	December 31, 2015
ASSETS
Current Assts
Cash and cash equivalents	$ 29,489	$ 3,613
Store deposits in transit	30,694	-
FIFO Inventory	89,316	-
Prepaid and other current assets	2,860	-
Total current assets	$ 152,360	$ 3,613

Property, Plant and equipment, net	1,307,236	-
Goodwill	233,315	-
Total assets	$ 1,692,910	$ 3,613

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$ 139,573	$ -
Accounts payable	4,034	4,488
Other current liabilities
Total current liabilities	$ 143,607	$ 4,488
Long-term debt including obligations under capital leases and financing obligations	1,597,417	32,151
Total liabilities	$ 1,741,024	$ 36,639

Stockholders' deficit:
Common stock ($0.0001 par value)	8,538	8,538
1,000,000,000 shares authorized, no par
85,376,000 issued and outstanding on 6/30/2016, and
85,376,000 issued and outstanding on 12/31/2015 respectively.
Additional Paid-in Capital	17,014	17,014
Accumulated Deficits	(73,667)	(61,682)
Total stockholders' equity	(48,115)	(36,130)
Total liabilities and stockholders' equity	$ 1,692,909	509

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Operations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Feb. 15, 2012 (inception) to Jun. 30, 2016
	2016	2015	2016	2015
REVENUE
Sales	$52,188	$ -	$ 52,188	$ -	$ 52,188
Merchandise costs, including warehousing and transportation, excluding items shown separately below	37,067		37,067		37,067
Gross profit	$15,121	$ -	$ 15,121	$ -	$ 15,121

EXPENSES:
Depreciation and amortization
Professional fees	7,263	-	7,620	1,631	43,429
Rent expense	2,396	1,146	3,542	2,292	19,204
Other operating expenses	3,431	416	3,992	6,360	24,854

NET EARNING (LOSS) FROM OPERATIONS	$ 2,031	$(1,562)	$ (34)	$(10,283)	$ (72,367)
Interest expense

EARNING BEFORE INCOME TAX EXPENSE	2,031	(1,562)	(34)	(10,283)	(72,367)
Income tax expense

NET EARNING (LOSS)	$ 2,031	$(1,562)	$ (34)	$(10,283)	$ (72,667)

Basic and diluted loss per common share	$0.00002	$(0.00002)	(0.000000)	$(0.00012)
Weighted average number of common shares
Outstanding basic and diluted	85,376,000	85,376,000	85,376,000	85,376,000

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Cash Flows
	For the Six Months Ended June 30,		Cumulative from Feb. 15, 2012 (inception) through Jun. 30, 2016
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (34)	$(10,283)	$ (72,667)
Adjustments to reconcile net loss to net cash
provided/(used) by operating activities:
Depreciation and amortization	-	-	7,123
Increase (decrease) in Account payable	3,777	(1,210)	14,837
Changes in operating assets and liabilities net of
effects from mergers of businesses:
Inventories	(89,316)
Prepaid and other current assets	(33,554)
Accrued expenses
Net cash used by operating activities	(119,127)	(11,493)	(157,706)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(1,307,236)	$ (1,346)	(1,267,902)
Payments for mergers	(233,315)	-	(214,886)

Net cash provided by investing activities	$(1,540,550)	$ (1,346)	$(1,482,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	1,685,554	$ (1,346)	1,724,888
Proceeds from shares issued	-	-	18,429

Net cash provided by financing activities	$ 1,685,554	$ (1,346)	$1,743,317
Increase in cash	25,877	(12,839)	29,489
Cash - beginning of period	3,613	13,348	-
Cash - end of period	$ 29,489	$ 509	$ 29,489
Disclosure of cash flow information:
Cash paid during the year for interest	$ -	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit
				Deficit
				Accumulated
			Additional	during
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance at February 15, 2012 (Inception)	-	$ -	$ -	$ -	$ -
Issuance of common stock at $0.0001 per share	13,673,000	1,367			1,367
Additional Paid-in Capital			1,506		1,506
Net Loss				(3,268)	(3,268)

Balance at December 31, 2012	13,673,000	$ 1,367	$ 1,506	$ (3,268)	$ (395)
Issuance of common stock at $0.0001 per share	21,469,000	2,147			2,147
Additional Paid-in Capital			4,691		4,691
Net Loss				(8,027)	(8,027)
Balance at December 31, 2013	35,142,000	$ 3,514	$ 6,197	$ (11,295)	$ (1,584)
Issuance of common stock at $0.0001 per share	50,234,000	5,023			5,023
Additional Paid-in Capital			10,817		10,817
Net Loss				(40,104)	(40,104)

Balance at December 31, 2014	85,376,000	$ 8,538	$ 17,014	$ (51,399)	$ (25,847)
Issuance of common stock at $0.0001 per share					-
Additional Paid-in Capital					-
Net Loss				(20,934)	(20,934)

Balance at December 31, 2015	85,376,000	$ 8,538	$ 26,725	$ (72,633)	$ (37,070)
Issuance of common stock at $0.0001 per share					-
Additional Paid-in Capital					-
Net Loss				(34)	(34)
Balance at June 30, 2016	85,376,000	$ 8,538	$ 26,725	$ (72,667)	$ (37,104)

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

The Company has incurred losses in all periods since its inception and expects to continue to incur additional losses for the foreseeable future. As at June 30, 2016, the Company had an accumulated deficit of $(73,667).

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

Basis of Presentation

The accompanying financial statements include the consolidated accounts of the Company, its wholly-owned subsidiaries, and the variable interest entities in which the Company is the primary beneficiary. The December 31, 2015 balance sheet was derived from audited financial statements and, due to its summary nature, does not include all disclosures required by generally accepted accounting principles (“GAAP”). Significant intercompany transactions and balances have been eliminated. References to the “Company” in these Consolidated Financial Statements mean the consolidated company.

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

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all normal, recurring adjustments that are necessary for a fair presentation of results of operations for such periods but should not be considered as indicative of results for a full year. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to SEC regulations. Accordingly, the accompanying Financial Statements should be read in conjunction with the financial statements in the Company’s Annual Report on Form 10K for the fiscal year ended December 31, 2015.

Merger

On June 15, 2016, the Company closed its merger with Healthy Foods Market LLC and Fresh and Healthy Market LLC (“HFB”) by purchasing 100% of the outstanding shares of both Healthy Food Businesses from our President and CEO for $1 in cash and assumption of existing liabilities. This merger allows the Company to gain entry into the healthy foods distribution in Southern California and provide healthy-living services to mostly low-income neighborhoods.  The merger was accounted for under the purchase method of accounting and was financed by cash on hand. In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill. In addition to recognizing the assets and liabilities on the acquired company’s balance sheet, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under Accounting Standards Codification (“ASC”) 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

Pending finalization of the Company’s valuation and other items, the following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as part of the merger with HFB:

June 30, 2016
ASSETS
Total current assets	$152,360

Property, plant and equipment	1,307,236
Intangible	-

Total Assets, excluding Goodwill	1,459,595

LIABILITIES
Total current liabilities	-

Fair value of long-term debt including obligations under capital leases and financing obligations	(1,685,554)
Deferred income taxes	-

Total Liabilities	(1,685,554)

Total Identifiable Net Assets	(225,959)
Goodwill	233,315
Net Assets Purchased	7,356

The goodwill recorded as part of the merger was attributable to the ongoing operating platform of the HFB, current customers and operational synergies expected from the merger, as well as any intangible assets that did not qualify for separate recognition. The merger was treated as a stock purchase for income tax purposes. The assets acquired and liabilities assumed as part of the merger did not result in a step up of tax basis and goodwill is not expected to be deductible for tax purposes.

Pro forma results of operations, assuming the HFB’s merger had taken place at the beginning of 2016 and are included in the following table. The pro forma information includes historical results of operations of HFB, as well as adjustments for interest expense that would have been incurred due to financing the mergers, depreciation and amortization of the assets acquired and excludes the premerger transaction related expenses incurred by HFB and the Company. The pro forma information does not include efficiencies, cost reductions, synergies or investments in our optimized business processes cost management/control program expected to result from the mergers. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the HFB merger been completed at the beginning of 2016. The sales and net earnings of HFB are material to the Company’s 2016 results.

	Healthy Foods Market, LLC.	Fresh and Healthy Market, LLC.	Total
June 30, 2016
Sales	$ 39,788	$ 12,400	$ 52,188

Net earnings (loss)	(2,781)	6,660	3,879

Net earnings attributable to American Renaissance Capital, Inc.	$ (2,781)	$ 6,660	$ 3,879

Debt Obligations

Longterm debt consists of:

	Healthy Foods Market, LLC.	Fresh and Healthy Market, LLC.	Total
	June 30, 2016
6.00% Notes due through 2021	$ 380,000	$ -	$ 380,000
5.25% Notes due through 2026	715,000		715,000
5.00% Notes due through 2027	444,746	145,808	590,554

Total debt, excluding capital leases and financing obligations	1,539,746	145,808	1,685,554
Less current portion	(139,573)		(139,573)

Total long-term debt, excluding capital leases and financing obligations	$ 1,400,173	$ 145,808	$ 1,545,981

To facilitate the acquisitions of Carson Market and Sunshine Meat Market, Healthy Foods Market, LLC. (“HFM”) obtained $715,000 from a local bank at 5.25%.  The loan has a 25 year term with balloon payment of $537,278.86 on June 1, 2026.  Monthly interest and principal payment is $4,284.62.  For the reporting period June 30, 2016, $51,415.44 ($4,284.62 x 12) of the loan was classified current portion while $663,584.56 was classified as long-term liabilities.

The seller of Carson Market is also carrying a 6.00% Note for the amount of $380,000 maturing in 2021.  Monthly interest and principal payment is $7,346.46.  For the reporting period June 30, 2016, $88,157.52 ($7,346.46x 12) of the loan was classified current portion while $291,842.48 was classified as long-term liabilities.  HFM also obtain a deferred interest balloon 5.00% Note in the amount of $444,746 maturing in 2027.  Both interest and principal are due at maturity in 2027.  Fresh and Healthy Market LLC also obtain a deferred interest balloon 5.00% Note in the amount of $145,808 maturing in 2027.  Both interest and principal are due at maturity in 2027. All loans were directly related to the acquisition of Carson market and Sunshine meat market.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.”  The Company has $29,489 and $3,613 in cash and cash equivalents As at June 30, 2016 and December 31, 2015 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18”), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.  The company did not record any share-based compensation during the six months ended June 30, 2016.

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

Expenses of Offering: Specific incremental costs directly attributable to an offering of securities are deferred and applied to the gross proceeds of the offering through additional paid-in capital. Management salaries and other general and administrative expenses are not included in costs of an offering. Deferred costs of an aborted offering, which would include a postponement of 90 days or greater, are expensed in the period incurred.  The company has no treasury stock and no receivables from sales of stock during the six months ended June 30, 2016.

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

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity.  There was no comprehensive income items during the six months ended June 30, 2016. The firm did not have any adjustments that would have made comprehensive income different from net income.

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

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued.  This is calculated by dividing net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  The Company has no options or warrants, currently issued and outstanding during the six months ended June 30, 2016.

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

There are no Financial Instruments to measure at June 30, 2016

Investing & Lending

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets.  These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate.  As at June 30, 2016, the Company owns and holds no such investments.

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

Related Party Transactions

Affiliate Receivables and Payables

American Renaissance Capital considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.   As at June 30, 2016, the Company’s chief executive officer and significant stockholder advanced $51,437 to the Company for working capital. These advances are non-interest bearing and payable on demand.  Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	June 30,	December 31,
	2016	2015
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Company President & CEO who have been lending operating capital to the company	$9,444	$7,413
Payments made on behalf of the company by Poverty Solutions, an organization related to our President & CEO	19,880	13,325
Line of Credit from company Chairman for operating capital	15,000	15,000
Payments made on behalf of the company by American Biopharma, a company controlled by our President & CEO	7,113	7,113

	$51,437	$42,851

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

In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the consolidated financial statements if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from

Recent Accounting Pronouncements (Adopted)

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

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. We do not expect the adoption of Statement No. 167 to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. We do not expect the adoption of Statement No. 166 will have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - INCOME TAXES

As of June 30, 2016, the Company had a net operating loss carry forward of $ 73,667 that may be available to reduce future years’ taxable income through 2036.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	June 30, 2016	December 31, 2015
Deferred tax assets:	-	-
Net Operating tax carry-forwards	$ 73,667	$ 73,633
Gross deferred tax asset	73,667	73,633
Valuation allowance	(73,667)	(73,633)
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $73,667 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–NET OPERATING LOSSES

As of June 30, 2016, the Company has a net operating loss carry-forward of approximately $73,667, which will expire 20 years from the date the loss was incurred.

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

As of June 30, 2016, there were 85,376,000 shares of common stock issued and outstanding held by 45 stockholders of record.  The company had no transactions in its common stock during the six months ended June 30, 2016.

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

Since inception, the company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of June 30, 2016 and December 31, 2015, the Company has $51,437 and $42,851 in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 3699 Wilshire Blvd., Suite 610, Los Angeles, California 90010. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $322 and $400 per month.  The Company recorded rent expense of $ 2,292 during the six months ended June 30, 2016.

NOTE 7 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Apart from the two supermarkets, the Company has not yet established a significant source of revenues to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management intends to focus on raising additional funds for more acquisitions to enable the Company to become viable.  We cannot provide any assurance or guarantee that we will be able to generate significant revenues. Potential investors must be aware if the Company were unable to raise additional funds through the sale of our common stock and generate significant revenues, any investment made into the Company would be lost in its entirety.

The Company has net losses for the period from February 15, 2012 (inception) to June 30, 2016, of $73,667. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Certain financial instruments are carried at cost on the balance sheet, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accrued expenses and other liabilities and deferred revenue. There are complex assets or liabilities to measure at June 30, 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Carson Market

To facilitate the acquisitions of Carson Market and Sunshine Meat Market, Healthy Foods Market, LLC. (“HFM”) obtained $715,000 from a local bank at 5.25%.  The loan has a 25 year term with balloon payment of $537,278.86 on June 1, 2026.  Monthly interest and principal payment is $4,284.62.  For the reporting period June 30, 2016, $51,415.44 ($4,284.62 x 12) of the loan was classified current portion while $663,584.56 was classified as long-term liabilities.

The seller of Carson Market is also carrying a 6.00% Note for the amount of $380,000 maturing in 2021.  Monthly interest and principal payment is $7,346.46.  For the reporting period June 30, 2016, $88,157.52 ($7,346.46x 12) of the loan was classified current portion while $291,842.48 was classified as long-term liabilities.  HFM also obtain a deferred interest balloon 5.00% Note in the amount of $444,746 maturing in 2027.  Both interest and principal are due at maturity in 2027.  All loans related to the acquisition of Carson Market are secured by the real estate located at 2625 East Carson Street, Carson, CA 90810.

Sunshine Meat Market

To facilitate the acquisitions of Sunshine Meat Market, Fresh and Healthy Market LLC obtain a deferred interest balloon 5.00% Note in the amount of $145,808 maturing in 2027.  Both interest and principal are due at maturity in 2027. In addition, Fresh and Healthy Market LLC also assumed a 5 year lease for the space at which Sunshine Meat market is being operated. Monthly rent is $3,750 for the lease.

The Company has no other real property and do not presently owned any interests in other real estate. 20% of the total office space was allocated for its office use and the rent was shared with two other related organizations controlled by the director. At present, there is no written lease with the landlord and the rent is on a month-to-month basis. The Company’s executive, administrative and operating offices are located at 3699 Wilshire Blvd., Suite 610, Los Angeles, CA 90010.  Management believed that the current facilities are adequate and that any additional suitable space will be available as maybe required. The anticipated rental obligation for office space through 2016 is $4,584.

From time to time, the Company may be involved in certain legal actions and claims arising in the normal course of business. Management is of the opinion that such matters will be resolved without material effect on the Company’s financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after June 30, 2016 through January 31, 2017.

Management has reviewed subsequent events through 1/31/2017 at which Financial Statements were issued, and determined there were no other items to disclose.

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

On June 15, 2016, the Company closed its merger with Healthy Foods Market LLC and Fresh and Healthy Market LLC (“HFB”) by purchasing 100% of the outstanding shares of both Healthy Food Businesses from our President and CEO for $1 in cash and assumption of existing liabilities. This merger allows the Company to gain entry into the healthy foods distribution in Southern California and provide healthy-living services to mostly low-income neighborhoods.  The merger was accounted for under the purchase method of accounting and was financed by cash on hand. In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill. In addition to recognizing the assets and liabilities on the acquired company’s balance sheet, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under Accounting Standards Codification (“ASC”) 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

Going forward, we plan to continue to execute our business plan. We intend to acquire and operate small-to-middle market businesses, properties and assets in select industries and communities or “emerging domestic markets” for direct acquisitions or investments in equity or debt.  We will seek to acquire controlling interests in businesses that we believe operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable earnings and cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams largely in place. We believe that private company operators and corporate parents looking to sell their businesses will consider us an attractive purchaser of their businesses. We will also seek to acquire under-managed or under-performing businesses that we believe can be improved under the guidance of our management team and the management teams of the businesses that we will acquire in the future. We expect to improve our businesses over the long term through organic growth opportunities, add-on acquisitions and operational improvements.

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

Presently, we have in our pipeline of targeted businesses additional healthy-food retail businesses that fit our investment/acquisition criteria.   We are still in negotiation with the sellers about the selling price of each of the businesses.  The Company hopes to close one or more of these acquisitions before December 31, 2017.

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

Although we believe that we could close on one or more of the additional businesses we are trying to acquire, there can be no assurance that we will be able to raise the capital necessary to acquire, own or hold these investments or businesses; and (a) we intend to rely on the fund-raising ability of our officers to raise the capital to finance the acquisitions of these three retail businesses; (b) we have no additional sources or commitments to finance such acquisitions; (c) there is no guarantee that we will be able to obtain sufficient financing to acquire these businesses; (d) while we have made multiple offers and counter-offers, we have not entered into any agreements to acquire these three businesses; (e) even if we are able to raise capital through this offering, we may not be able to acquire the three auto parts businesses if the sellers change their mind about selling to us since we have no contract with the seller requiring them to sell the businesses to us; and (f) there is no guarantee that the sellers would still be willing to sell to us. Because we have not entered into any agreements or contracts to acquire these three businesses and in light of the fact that we currently has no sources of financing and no commitments for financing that would enable us to acquire the three auto parts businesses, there is no assurance that we would be able to acquire the businesses or that the sellers would wait for us to raise the necessary capital for the acquisition.  While we are trying to raise capital, the sellers may decide to sell the three businesses to other buyers or change their mind about selling the businesses.

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

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our acquired businesses to meet our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to continue to acquire additional businesses as soon as we have raised up to $200,000; however there can be no assurance that we will be successful in raising up to $200,000 anytime soon.

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

We are a development stage company with limited sales and commission fee revenue and operations, minimal assets and a net loss since inception.   To date, we have earned only a small amount of revenue and have not generated significant cash flow from operations.    Our independent registered public accounting firm has expressed substantial doubt that we can continue as an ongoing business operation.

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

3

Employees

Until June 15, 2016 when we acquired HFB, Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, was our only full-time employee.   In addition to Mr. Igwealor, we have three part-time employees in addition to our Chairman and Managing Director.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  With the acquisition of HFB, our headcount has increased to ten employees.  In addition to these employees, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may also use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Results of Operations for the three and six months ended June 30, 2016.

Revenues

Revenue during the six months ended June 30, 2016 and 2015 was $52,188 and $0 respectively.   Revenue during the period from February 15, 2012, or inception, through June 30, 2016 was $52,188.  Going forward, we expect our healthy-food supermarkets to generate similar revenue on monthly basis.  Our ability to generate additional significant revenues in the future will depend almost entirely on our ability to successfully acquire additional healthy-food businesses or other similar businesses.

Cost of Revenues

Cost of merchandise sales during the six months ended June 30, 2016 and 2015 was $37,067 and $0 respectively..   Cost of merchandise sales during the period from February 15, 2012 (inception) through June 30, 2016 was $37,067.

Research and Development Expense

We did not recognize any research and development expense during the six months ended June 30, 2016 and 2015.    We have not recognized any research and development expense during the period from February 15, 2012 (inception) through June 30, 2016.

General and Administrative Expense

General and administrative expenses were $15,154 and $10,283 for the six months ended June 30, 2016 and 2015 respectively. General and administrative expense consists of professional fees, rent and costs related to corporate governances, plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, corporate credit building expenses, and other general business outside consulting activities. General and administrative expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that general and administrative expense will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Operating Expenses

Operating expenses were $15,154 and $10,283 for the six months ended June 30, 2016 and 2015 respectively.

Net Loss

Net loss was $34 and $10,283 for the three months ended June 30, 2016 and 2015 respectively.

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

Liquidity and Capital Resources

As of June 30, 2016, we had $29,489 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have no significant lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

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

Since our inception through June 30, 2016 all of our operations have been financed through advances from our president and CEO and our Chairman.  As of June 30, 2016, our officers and directors and companies controlled by our officers have loaned $51,367 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved profitability. These conditions raise substantial doubt about our ability to continue as a going concern. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability. We may never achieve profitability.

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

Cash Requirements

We believe that our $29,489 cash on hand at June 30, 2016, will meet part of our present cash needs.   However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs.   We estimate that we will require approximately $300,000, or approximately $25,000 per month, in capital to continue as a going concern over the next 12 months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

As of June 30, 2016, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

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
AMERICAN RENAISSANCE CAPITAL, INC.

Date: January 11, 2017	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: January 11, 2017	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN RENAISSANCE CAPITAL, INC.

Date: January 11, 2017	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: January 11, 2017	By:	/S/ Solomon KN Mbagwu
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

AMERICAN RENAISSANCE CAPITAL, INC.

Date: January 11, 2017	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: January 11, 2017	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Renaissance Capital, Inc. (the “Company”) on Form 10-Q for the six months ended June 30, 2016, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

AMERICAN RENAISSANCE CAPITAL, INC.

Date: December 30, 2016	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: December 30, 2016	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director