Form 10-Q
period 2016-09-30
American Renaissance Capital, Inc.
filed 2017-02-01
CIK 1614106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large Accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes []   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Number of shares outstanding of the registrant’s common stock as of September 30, 2016:   85,376,000

AMERICAN RENAISSANCE CAPITAL, INC.

Quarterly Report on Form 10-Q for the

Three Months ended September 30, 2016

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
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Renaissance Capital, Inc.

Financial Statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Balance Sheet (unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$ 18,124	$ 3,613
Store deposits in transit	-	-
FIFO Inventory	96,313	-
Prepaid and other current assets	2,860	-
Total current assets	$ 117,297	$ 3,613

Property, Plant and equipment, net	1,303,512	-
Goodwill	233,315	-
Total assets	$ 1,654,123	$ 3,613

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
Current liabilities
Current portion of long-term debt including obligations under capital leases and financing obligations	$ 139,573	$ -
Accounts payable	4,391	4,488
Other current liabilities
Total current liabilities	$ 143,964	$ 4,488
Long-term debt including obligations under capital leases and financing obligations	1,579,043	32,151
Total liabilities	$ 1,723,007	$ 36,639

Stockholders' deficit:
Common stock ($0.0001 par value)	8,538	8,538
1,000,000,000 shares authorized, no par
85,376,000 issued and outstanding on 6/30/2016, and
85,376,000 issued and outstanding on 12/31/2015 respectively.
Additional Paid-in Capital	17,014	17,014
Accumulated Deficits	(94,436)	(61,682)
Total stockholders' equity	(68,884)	(36,130)
Total liabilities and stockholders' equity	$ 1,654,123	509

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Operations (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Feb. 15, 2012 (inception) to Sep. 30, 2016
	2016	2015	2016	2015
REVENUE
Sales	$312,332	$ -	$364,520	$ -	$ 364,520
Merchandise costs, including warehousing and transportation, excluding items shown separately below	211,515		248,582		248,582
Gross profit	$100,817	$ -	$115,938	$ -	$ 115,938

EXPENSES:
Depreciation and amortization
Professional fees	56,504	-	64,124	1,631	99,933
Rent expense	2,322	1,146	5,864	3,438	21,526
Other operating expenses	62,511	765	66,753	7,126	88,665

NET EARNING (LOSS) FROM OPERATIONS	$(20,520)	$(1,911)	$(20,803)	$(12,195)	$ (94,186)
Interest expense

EARNING BEFORE INCOME TAX EXPENSE	(20,520)	(1,911)	(20,803)	(12,195)	(94,186)
Income tax expense

NET EARNING (LOSS)	$(20,520)	$(1,911)	$(20,803)	$(12,195)	$ (94,196)

Basic and diluted loss per common share	$0.00002	$(0.00002)	(0.000000)	$(0.00012)
Weighted average number of common shares
Outstanding basic and diluted	85,376,000	85,376,000	85,376,000	85,376,000

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Cash Flows (unaudited)
	For the Nine Months Ended September 30,		Cumulative from Feb. 15, 2012 (inception) through Sep. 30, 2016
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (20,803)	$(12,195)	$ (94,436)
Adjustments to reconcile net loss to net cash
provided/(used) by operating activities:
Depreciation and amortization	7,224	-	14,347
Increase (decrease) in Account payable	(4,452)	654	6,608
Changes in operating assets and liabilities net of
effects from mergers of businesses:
Inventories	(96,313)		-
Prepaid and other current assets	(2,860)
Accrued expenses			-
Net cash used by operating activities	(117,204)	(11,541)	(155,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(1,310,736)	-	(1,271,402)
Payments for mergers	(233,315)	-	(214,886)

Net cash provided by investing activities	$(1,544,050)	$ -	$(1,486,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	1,675,765	$ (1,346)	1,715,099
Proceeds from shares issued	-	-	18,429

Net cash provided by financing activities	$ 1,675,765	$ (1,346)	$1,733,528
Increase in cash	14,511	(12,887)	18,124
Cash - beginning of period	3,613	13,348	-
Cash - end of period	$ 18,124	$ 509	$ 29,489
Disclosure of cash flow information:
Cash paid during the year for interest	$ 14,897	$ -	$ 14,897
Cash paid during the year for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit (unaudited)
				Deficit
				Accumulated
			Additional	during
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance at February 15, 2012 (Inception)	-	$ -	$ -	$ -	$ -
Issuance of common stock at $0.0001 per share	13,673,000	1,367			1,367
Additional Paid-in Capital			1,506		1,506
Net Loss				(3,268)	(3,268)

Balance at December 31, 2012	13,673,000	$ 1,367	$ 1,506	$ (3,268)	$ (395)
Issuance of common stock at $0.0001 per share	21,469,000	2,147			2,147
Additional Paid-in Capital			4,691		4,691
Net Loss				(8,027)	(8,027)
Balance at December 31, 2013	35,142,000	$ 3,514	$ 6,197	$ (11,295)	$ (1,584)
Issuance of common stock at $0.0001 per share	50,234,000	5,023			5,023
Additional Paid-in Capital			10,817		10,817
Net Loss				(40,104)	(40,104)

Balance at December 31, 2014	85,376,000	$ 8,538	$ 17,014	$ (51,399)	$ (25,847)
Issuance of common stock at $0.0001 per share					-
Additional Paid-in Capital					-
Net Loss				(20,934)	(20,934)

Balance at December 31, 2015	85,376,000	$ 8,538	$ 26,725	$ (73,633)	$ (37,070)
Issuance of common stock at $0.0001 per share					-
Additional Paid-in Capital					-
Net Loss				(20,803)	(20,553)
Balance at September 30, 2016	85,376,000	$ 8,538	$ 26,725	$ (94,436)	$ (37,104)

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

The Company has incurred losses in all periods since its inception and expects to continue to incur additional losses for the foreseeable future. As at September 30, 2016, the Company had an accumulated deficit of $(94,436).

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

	Healthy Foods Market, LLC.	Fresh and Healthy Market, LLC.	Total
September 30, 2016
Sales	$ 255,732	$ 108,788	$ 364,520

Net earnings (loss)	(13,742)	(1,010)	(14,752)

Net earnings attributable to American Renaissance Capital, Inc.	$ (13,742)	$ (1,010)	$ (14,752)

Debt Obligations

Longterm debt consists of:

	Healthy Foods Market, LLC.	Fresh and Healthy Market, LLC.	Total
	September 30, 2016
6.00% Notes due through 2021	$ 363,579	$ -	$ 363,579
5.25% Notes due through 2026	711,515		711,515
5.00% Notes due through 2027	444,746	145,808	590,554

Total debt, excluding capital leases and financing obligations	1,519,840	145,808	1,665,648
Less current portion	(139,573)		(139,573)

Total long-term debt, excluding capital leases and financing obligations	$ 1,380,267	$ 145,808	$ 1,526,075

To facilitate the acquisitions of Carson Market and Sunshine Meat Market, Healthy Foods Market, LLC. (“HFM”) obtained $715,000 from a local bank at 5.25%.  The loan has a 25 year term with balloon payment of $537,278.86 on June 1, 2026.  Monthly interest and principal payment is $4,284.62.  As at September 30, 2016, $51,415.44 ($4,284.62 x 12) of the loan was classified current portion while the remainder was classified as long-term liabilities.

The seller of Carson Market is also carrying a 6.00% Note for the amount of $380,000 maturing in 2021.  Monthly interest and principal payment is $7,346.46.  For the reporting period September 30, 2016, $88,157.52 ($7,346.46x 12) of the loan was classified current portion while the remainder was classified as long-term liabilities.  HFM also obtain a deferred interest balloon 5.00% Note in the amount of $444,746 maturing in 2027.  Both interest and principal are due at maturity in 2027.  Fresh and Healthy Market LLC also obtain a deferred interest balloon 5.00% Note in the amount of $145,808 maturing in 2027.  Both interest and principal are due at maturity in 2027. All loans were directly related to the acquisition of Carson market and Sunshine meat market.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.”  The Company has $18,124 and $3,613 in cash and cash equivalents As at September 30, 2016 and December 31, 2015 respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18”), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.  The company did not record any share-based compensation during the nine months ended September 30, 2016.

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

Expenses of Offering: Specific incremental costs directly attributable to an offering of securities are deferred and applied to the gross proceeds of the offering through additional paid-in capital. Management salaries and other general and administrative expenses are not included in costs of an offering. Deferred costs of an aborted offering, which would include a postponement of 90 days or greater, are expensed in the period incurred.  The company has no treasury stock and no receivables from sales of stock during the nine months ended September 30, 2016.

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

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity.  There was no comprehensive income items during the nine months ended September 30, 2016. The firm did not have any adjustments that would have made comprehensive income different from net income.

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

Earnings (Loss) per Share

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the annual and interim income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  The Company’s dilutive loss per share is computed by taking basic EPS and adjusting for the assumed issuance of all potentially dilutive securities such as options, warrants, share-based payments, convertible debt and convertible preferred stock for each period since they were issued.  This is calculated by dividing net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  The Company has no options or warrants, currently issued and outstanding during the nine months ended September 30, 2016.

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

There are no Financial Instruments to measure at September 30, 2016

Investing & Lending

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets.  These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate.  As at September 30, 2016, the Company owns and holds no such investments.

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

Related Party Transactions

Affiliate Receivables and Payables

American Renaissance Capital considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.   As at September 30, 2016, the Company’s chief executive officer and significant stockholder advanced $52,968 to the Company for working capital. These advances are non-interest bearing and payable on demand.  Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	September 30,	December 31,
	2016	2015
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Company President & CEO who have been lending operating capital to the company	$9,829	$7,413
Payments made on behalf of the company by Poverty Solutions, an organization related to our President & CEO	21,026	13,325
Line of Credit from company Chairman for operating capital	15,000	15,000
Payments made on behalf of the company by American Biopharma, a company controlled by our President & CEO	7,113	7,113

	$52,968	$42,851

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

Recent Accounting Pronouncements (Not Adopted)

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

Recent Accounting Pronouncements (Not Adopted)

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

NOTE 3 - INCOME TAXES

As of September 30, 2016, the Company had a net operating loss carry forward of $94,436 that may be available to reduce future years’ taxable income through 2036.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	September 30, 2016	December 31, 2015
Deferred tax assets:	-	-
Net Operating tax carry-forwards	$ 94,436	$ 73,633
Gross deferred tax asset	94,436	73,633
Valuation allowance	(94,436)	(73,633)
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $94,436 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–NET OPERATING LOSSES

As of September 30, 2016, the Company has a net operating loss carry-forward of approximately $94,436, which will expire 20 years from the date the loss was incurred.

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

As of September 30, 2016, there were 85,376,000 shares of common stock issued and outstanding held by 45 stockholders of record.  The company had no transactions in its common stock during the nine months ended September 30, 2016.

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

Since inception, the company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of September 30, 2016 and December 31, 2015, the Company has $52,968 and $42,851 in long-term loans obligation from related parties.

The Company does not own any property. It currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 3699 Wilshire Blvd., Suite 610, Los Angeles, California 90010. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $322 and $400 per month.  The Company recorded rent expense of $ 2,292 during the nine months ended September 30, 2016.

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

The Company has net losses for the period from February 15, 2012 (inception) to September 30, 2016, of $94,436. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Certain financial instruments are carried at cost on the balance sheet, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accrued expenses and other liabilities and deferred revenue. There are complex assets or liabilities to measure at September 30, 2016

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Carson Market

To facilitate the acquisitions of Carson Market and Sunshine Meat Market, Healthy Foods Market, LLC. (“HFM”) obtained $715,000 from a local bank at 5.25%.  The loan has a 25 year term with balloon payment of $537,278.86 on June 1, 2026.  Monthly interest and principal payment is $4,284.62.  As at September 30, 2016, $51,415.44 ($4,284.62 x 12) of the loan was classified current portion while the remainder was classified as long-term liabilities.

The seller of Carson Market is also carrying a 6.00% Note for the amount of $380,000 maturing in 2021.  Monthly interest and principal payment is $7,346.46.  For the reporting period September 30, 2016, $88,157.52 ($7,346.46x 12) of the loan was classified current portion while the remainder was classified as long-term liabilities.  HFM also obtain a deferred interest balloon 5.00% Note in the amount of $444,746 maturing in 2027.  Both interest and principal are due at maturity in 2027.  Fresh and Healthy Market LLC also obtain a deferred interest balloon 5.00% Note in the amount of $145,808 maturing in 2027.  Both interest and principal are due at maturity in 2027. All loans were directly related to the acquisition of Carson market and Sunshine meat market.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after September 30, 2016 through January 27, 2017.

Management has reviewed subsequent events through 1/27/2017 at which Financial Statements were issued, and determined there were no other items to disclose.

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

Results of Operations for the three and nine months ended September 30, 2016.

Revenues

Revenue during the nine months ended September 30, 2016 and 2015 was $364,520 and $0 respectively.   Revenue during the period from February 15, 2012, or inception, through September 30, 2016 was $364,520.  Going forward, we expect our healthy-food supermarkets to generate similar revenue on monthly basis.  Our ability to generate additional significant revenues in the future will depend almost entirely on our ability to successfully acquire additional healthy-food businesses or other similar businesses.

Cost of Revenues

Cost of merchandise sales during the nine months ended September 30, 2016 and 2015 was $248,582 and $0 respectively..   Cost of merchandise sales during the period from February 15, 2012 (inception) through September 30, 2016 was $248,582.

Research and Development Expense

We did not recognize any research and development expense during the nine months ended September 30, 2016 and 2015.    We have not recognized any research and development expense during the period from February 15, 2012 (inception) through September 30, 2016.

General and Administrative Expense

General and administrative expenses were $136,741 and $12,195 for the nine months ended September 30, 2016 and 2015 respectively. General and administrative expense consists of professional fees, rent and costs related to corporate governances, plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, corporate credit building expenses, and other general business outside consulting activities. General and administrative expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that general and administrative expense will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Operating Expenses

Operating expenses were $136,741 and $12,195 for the nine months ended September 30, 2016 and 2015 respectively.

Net Loss

Net loss was $20,803 and $12,195 for the nine months ended September 30, 2016 and 2015 respectively.

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

Liquidity and Capital Resources

As of September 30, 2016, we had $18,124 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have no significant lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

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

Since our inception through September 30, 2016 all of our operations have been financed through advances from our president and CEO and our Chairman.  As of September 30, 2016, our officers and directors and companies controlled by our officers have loaned $52,968 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved profitability. These conditions raise substantial doubt about our ability to continue as a going concern. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability. We may never achieve profitability.

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

Cash Requirements

We believe that our $18,124 cash on hand at September 30, 2016, will meet part of our present cash needs.   However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs.   We estimate that we will require approximately $300,000, or approximately $25,000 per month, in capital to continue as a going concern over the next 12 months.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

As of September 30, 2016, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

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
AMERICAN RENAISSANCE CAPITAL, INC.

Date: January 27, 2017	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: January 27, 2017	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN RENAISSANCE CAPITAL, INC.

Date: January 27, 2017	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: January 27, 2017	By:	/S/ Solomon KN Mbagwu
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

AMERICAN RENAISSANCE CAPITAL, INC.

Date: January 27, 2017	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: January 27, 2017	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Renaissance Capital, Inc. (the “Company”) on Form 10-Q for the nine months ended September 30, 2016, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I Igwealor, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

AMERICAN RENAISSANCE CAPITAL, INC.

Date: January 27, 2017	By:	/S/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: January 27, 2017	By:	/S/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director