Form 10-K
period 2016-12-31
American Renaissance Capital, Inc.
filed 2018-01-03
CIK 1614106

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☑              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2016, was unknown because the shares of the company common stock are yet to be traded or listed on any exchange.

Number of shares outstanding of the registrant’s common stock as of December 31, 2016:   85,376,000 shares.

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

Certain statements contained in this Report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause American Renaissance Capital Inc.'s (“ARC”) actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors ARC believes are appropriate in the circumstances.

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

On June 15, 2016, the Company completed its acquisition of Healthy Foods Market LLC and Fresh and Healthy Market LLC (“HFB”) by purchasing 100% of the outstanding shares of both Healthy Food Businesses from our President and CEO for $1 in cash and assumption of existing liabilities. This merger allows the Company to gain entry into the healthy foods distribution in Southern California and provide healthy-living services to mostly low-income neighborhoods.  The merger was accounted for under the purchase method of accounting and was financed by cash on hand. In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill. In addition to recognizing the assets and liabilities on the acquired company’s balance sheet, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under Accounting Standards Codification (“ASC”) 805. Intangible assets are recognized apart from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.

Operating Business – Healthy Foods Market (HFM)

Under the HFM platform, we operate one supermarket and one convenience store in Carson and Long Beach California.  Our retail operations, which represent over 98% of our consolidated sales and earnings before interest, taxes and depreciation and amortization (“EBITDA”), is our only reportable segment.  We aggregate the two operating businesses into one reportable segment due to the operating businesses having similar economic characteristics with similar long-term financial performance.  In addition, our operating businesses offer customers similar products,  have similar distribution methods, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve similar types of customers, and are allocated capital from a centralized location. Our operating businesses are organized primarily on a geographical basis so that the operating business management team can be responsive to local needs of the operating business and can execute company strategic plans and initiatives in their operating business. This geographical separation is the primary differentiation between these retail operating businesses.  The geographical basis of organization reflects how the business is managed and how our Chief Executive Officer, who acts as our chief operating decision maker, assesses performance internally.  All of our operations are domestic.  Revenues, profits and losses and total assets are shown in our Consolidated Financial Statements set forth in Item 8 below.

Our revenues are predominately earned and cash is generated as consumer products are sold to customers in our stores. We earn income predominantly by selling products at price levels that produce revenues in excess of the costs to make these products available to our customers.  Such costs include procurement and distribution costs, facility occupancy and operational costs and overhead expenses.  Our fiscal year ends on December 31.

We have also identified, evaluated and tried (without success) to acquire (1) Mars Auto & Parts, an aftermarket auto parts dismantling and recycling business located in Sun Valley, California; (2) Eastern Buffet, a Chinese buffet-style restaurant located in Paramount, California; (3) Pico Ranch Market, a West Los Angeles produce market; (4) La Mexicana Supermarket, a produce market located in Long Beach, California; (5) Carniceria Market, a healthy-food supermarket for $89,000 plus inventory of $30,000; (6) Gold Strike Market for $695,000 plus inventory of $90,000; and (7) La Bodega Ranch Market, a meat and produce market located at 6888 Long Beach Blvd., Long Beach, CA 90805, for $400,000 with $85,000 in inventory.    On the healthy-food businesses including Gold Strike Market, Carniceria Market, and La Bodega Ranch Market, we were unable to close the acquisitions due to our inability to meet the banks’ strict financing requirements.  We currently have made offers on several other businesses that fit our investment/acquisition criteria, but so far, we have not been able to close on any of these opportunities.

There is no guarantee that we would be able acquire more businesses in the future because we have limited financial resources and we have not established sufficient source of equity or debt financing for any of our targeted acquisitions.

Going forward, we intend to continue to acquire and operate small-to-middle market businesses, properties and assets in select industries and communities or “emerging domestic markets” for direct acquisitions or investments in equity or debt.  We will seek to acquire controlling interests in businesses that we believe operate in industries with long-term macroeconomic growth opportunities, and that have positive and stable earnings and cash flows, face minimal threats of technological or competitive obsolescence and have strong management teams largely in place. We believe that private company operators and corporate parents looking to sell their businesses will consider us an attractive purchaser of their businesses. We will also seek to acquire under-managed or under-performing businesses that we believe can be improved under the guidance of our management team and the management teams of the businesses that we will acquire in the future. We expect to improve our businesses over the long term through organic growth opportunities, add-on acquisitions and operational improvements.

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

Presently, we have in our pipeline of targeted businesses twenty-two healthy-food retail businesses that fit our investment/acquisition criteria.  We are still in negotiation with the seller about the selling price of each of these businesses.  We are also looking for financing.  As soon as we are able to raise the necessary financing for these acquisitions, we would make the purchases.  There can be no assurance that we will be able to raise the capital necessary to acquire, own or hold these investments or businesses.

•         we have no guaranteed sources or commitments to finance such acquisitions;

•         there is no guarantee that we will be able to obtain sufficient financing to acquire these businesses;

•         we have not entered into any agreements to acquire these three businesses;

•         even if we are able to raise capital, we may not be able to acquire the three businesses if the sellers change their mind about selling to us since we have no contract with the seller requiring them to sell the businesses to us; and

•         there is no guarantee that the sellers would still be willing to sell to us.

Because we have not entered into any agreements or contracts to acquire these businesses and in light of the fact that we currently has no guaranteed sources of financing and no commitments for financing that would enable us to acquire the businesses, there is no assurance that we would be able to acquire the businesses or that the sellers would wait for us to raise the necessary capital for the acquisition.   While we are trying to raise capital, the sellers may decide to sell the three businesses to other buyers or change their mind about selling the businesses.

Although we believe that we could close on one or more of the businesses we are trying to acquire, there can be no assurance that we will be able to raise the capital necessary to acquire, own or hold these investments or businesses; and (a) we intend to rely on the fund-raising ability of our officers to raise the capital to finance the acquisitions of these three retail businesses; (b) we have no additional sources or commitments to finance such acquisitions; (c) there is no guarantee that we will be able to obtain sufficient financing to acquire these businesses; (d) while we have made multiple offers and counter-offers, we have not entered into any agreements to acquire these three businesses; (e) even if we are able to raise capital, we may not be able to acquire the three auto parts businesses if the sellers change their mind about selling to us since we have no contract with the seller requiring them to sell the businesses to us; and (f) there is no guarantee that the sellers would still be willing to sell to us. Because we have not entered into any agreements or contracts to acquire these three businesses and in light of the fact that we currently has no sources of financing and no commitments for financing that would enable us to acquire the three auto parts businesses, there is no assurance that we would be able to acquire the businesses or that the sellers would wait for us to raise the necessary capital for the acquisition.  While we are trying to raise capital, the sellers may decide to sell the three businesses to other buyers or change their mind about selling the businesses.

Once we are adequately capitalized (e.g., raised up to $2 million in equity), our operations will be conducted on six platforms comprising of Private Equity, Real Estate, Investments, Mezzanine Finance, Hedge Fund, and Advisory Services.

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

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our acquired businesses to meet our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to continue acquiring businesses as soon as we have raised up to $200,000; however there can be no assurance that we will be successful in raising up to $200,000 anytime soon.

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

Competition

Our general business is highly competitive.   We are in direct competition with public companies, private equity firms and private investors.   However, we believe that we distinguish ourselves in the ways our model envisaged transformation of businesses.

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

3

Employees

Frank Ikechukwu Igwealor, our President, Chief Executive Officer and Chief Financial Officer, was our only full-time employee as of December 31, 2016.   In addition to Mr. Igwealor, we have three part-time employees in addition to our Chairman and Managing Director.  Most of our part-time staff, officers, and directors will devote their time as needed to our business and are expect to devote at least 15 hours per week to our business operations.  For the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. We may use independent contractors and consultants once we receive sufficient funding to hire additional employees. Even then, we will principally rely on independent contractors for substantially all of our technical and marketing needs.

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

Risks Related to Our Operating Businesses and Industry

   Seasonality

On June 15, 2016, the Company completed its acquisition of Healthy Foods Market LLC and Fresh and Healthy Market LLC, both of which are hereinafter referred “Healthy Food Business” (“HFB”) by purchasing 100% of the outstanding shares of both companies.  The majority of our revenues are generally not seasonal in nature.  However, revenues tend to be higher during the major holidays throughout the year.  Additionally, significant inclement weather systems, particularly winter storms, tend to affect our sales trends.

  Competitive Environment

The operating environment for the food retailing industry continues to be characterized by intense price competition, aggressive expansion, increasing fragmentation of retail and online formats, entry of non-traditional competitors and market consolidation.  We have developed a strategic plan that we believe provides a balanced approach that will enable us to meet the wide-ranging needs and expectations of our customers in this challenging economic environment.  However, the nature and extent to which our competitors implement various pricing and promotional activities in response to increasing competition, including our execution of our strategic plan, and our response to these competitive actions, can adversely affect our profitability.  Our profitability and growth have been, and could continue to be, adversely affected by changes in the overall economic environment that affect consumer spending, including discretionary spending.

  Product Safety

Customers count on us to provide them with safe food and other merchandise.  Concerns regarding the safety of the products that we sell could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply even if the basis for the concern is outside of our control.  Any lost confidence on the part of our customers would be difficult and costly to reestablish.  Any issue regarding the safety of items we sell, regardless of the cause, could have a substantial and adverse effect on our reputation, financial condition, results of operations, or cash flows.

  Labor Relations

As we expand our Healthy Foods Market initiatives, a majority of our employees would be covered by collective bargaining agreements with unions, and our relationship with those unions, including a prolonged work stoppage could have a material adverse effect on our results.

  Data and Technology

Our business is increasingly dependent on information technology systems that are complex and vital to continuing operations. If we were to experience difficulties maintaining or operating existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations.

   Indebtedness

Our indebtedness could reduce our ability to obtain additional financing for working capital, mergers and acquisitions or other purposes and could make us vulnerable to future economic downturns as well as competitive pressures.  If debt markets do not permit us to refinance certain maturing debt, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness.  Changes in our credit ratings, or in the interest rate environment, could have an adverse effect on our financing costs and structure.

  Integration of New Businesses

We enter into mergers and acquisitions with expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of geographically separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations, or cash flows.

  Economic Condition

Our operating results could be materially impacted by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending.  Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending.  Increased fuel prices could also have an effect on consumer spending and on our costs of producing and procuring products that we sell.  We are unable to predict how the global economy and financial markets will perform.  If the global economy and financial markets do not perform as we expect, it could adversely affect our financial condition, results of operations, or cash flows.

  Weather and Natural Disaster

Our stores are geographically located in areas that are susceptible to wild-fire and earthquakes.  Weather conditions and natural disasters could disrupt our operations at one or more of our businesses, interrupt the delivery of products to our stores, substantially increase the cost of products, including supplies and materials and substantially increase the cost of energy needed to operate our stores or deliver products to our businesses.  Adverse weather and natural disasters could materially affect our financial condition, results of operations, or cash flows.

  Government Regulation

Our stores are subject to various laws, regulations, and administrative practices that affect our business. We must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, equal employment opportunity, minimum wages, and licensing for the sale of food, drugs, and alcoholic beverages. We cannot predict future laws, regulations, interpretations, administrative orders, or applications, or the effect they will have on our operations. They could, however, significantly increase the cost of doing business.  They also could require the reformulation of some of the products that we sell (or manufacture for sale to third parties) to meet new standards.  We also could be required to recall or discontinue the sale of products that cannot be reformulated.  These changes could result in additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, or scientific substantiation.  Any or all of these requirements could have an adverse effect on our financial condition, results of operations, or cash flows.

Risks Relating to Our Company and Industry

  We are a young company with no history and we may not be able to manage our acquired businesses on a profitable basis.

We were formed on February 15, 2012.  We have already acquired two operating businesses and plan to acquire more operating businesses in the future. Our management team will manage the day-to-day operations and affairs of our company and oversee the management and operations of our future businesses, subject to the oversight of our board of directors. If we do not develop effective systems and procedures, including accounting and financial reporting systems, to manage our operations as a consolidated public company, we may not be able to manage the combined enterprise on a profitable basis, which could adversely affect our ability to pay distributions to our shareholders.

  We have limited operating history and relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk of your investment.

You must consider our business and prospects in light of the risks and difficulties we will encounter as a company with limited operating history through our Healthy Food Businesses (HFB) in a food distribution business that rapidly evolving. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

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

Our officers and director have relevant practical experience with investing in real estate, marketable securities and mezzanine debt of middle-market companies because they have worked alongside others in investing in real estate, marketable securities and mezzanine debt of middle-market companies transactions. However, their experience is limited to working alongside others in a team environment to successfully manage investing in real estate, marketable securities and mezzanine debt of middle-market companies.  Our Chairman own and runs a portfolio of real estate property he holds in his personal investment vehicle.  Our president and CEO has worked alongside others, managing real estate, marketable securities and mezzanine debt of middle-market companies’ transactions. Our managements’ limited experience could hinder their ability to successfully develop strategies that will result in successful operation, or to secure acquisition/investment financing. It is likely that our management's limited experience with investing in real estate, marketable securities and mezzanine debt of middle-market companies transactions could hinder our ability to earn revenue. Each potential investor must carefully consider the limited experience of our officers and director before purchasing our common stock.

  Key management personnel may leave us, which could adversely affect our ability to continue operations.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, we are entirely dependent on the efforts of Frank Igwealor, our president and chief executive officer and Managing Director. The loss of our officers and President and CEO, or of other key personnel hired in the future, could have a material adverse effect on the business and its prospects. We believe that we have made all commercially reasonable efforts to minimize the risks attendant with the departure by key personnel and we plan to continue these efforts in the future. There is currently no employment contract by and between any office/director and us. Also, there is no guarantee that replacement personnel, if any, will help us to operate profitably. Mr. Igwealor has been, and continues to expect to be able to commit approximately 35 hours per week of his time, to the development of our business plan in the next six months. If he is required to spend additional time with his outside employment, he may not have sufficient time to devote to us and we would be unable to develop our business plan resulting in business failure.

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

12.    Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

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

13.    Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud.   In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

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

We have limited financial resources. As of December 31, 2016, we had $7,579 of cash on hand. If we are unable to develop our business or secure additional funds our business would fail and our shares may be worthless. We may seek to obtain debt financing as well. There is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay any indebtedness, or that we will not default on our debt obligations, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs, or to otherwise provide the capital necessary to conduct our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

We believe that we will be engaged primarily in the business of acquiring businesses and investing in businesses with the intent to gain control of the investee in other to implement our turnaround business-process improvement on the target business.  We do not intend to engage in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our business platform will be properly characterized as income earned in exchange for the provision of services. We intend to hold ourselves out as a business acquirer and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that American Renaissance Capital, Inc. is, or will be, an "orthodox" investment company as defined in section 3(a)(1)(A) of the 1940 Act and described in the first bullet point above.  Furthermore, we do not believe American Renaissance Capital, Inc. is, or will be, an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the 1940 Act as described in the second bullet point above.

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

18.    Participation is subject to risks of investing in micro capitalization companies.

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

27. We do not expect to pay cash dividends in the foreseeable future.

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

  We will incur ongoing costs and expenses for SEC reporting and compliance, without positive cash flow from revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

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

As of December 31, 2016, we operated approximately one owned supermarket, one leased convenience stores with approximately 9,400 square feet commercial space. These facilities are located in the state of California, within United States. While our current strategy emphasizes ownership of store real estate, a majority of the properties used to conduct our business are leased.

We generally own store equipment, fixtures and leasehold improvements, as well as food processing production equipment. The total cost of our owned assets and capitalized leases at December 31, 2016, was $1,544,050 while the accumulated depreciation was $25,548.

Leased premises generally have base terms ranging from five-to-ten years with renewal options for additional periods. Store rentals are normally payable monthly at a stated amount or at a guaranteed minimum amount plus a percentage of sales over a stated dollar volume.  For additional information on lease obligations, see Note 10 to the Consolidated Financial Statements.

Our principal business, executive and registered statutory office is located at 3699 Wilshire Blvd., Suite 610, Los Angeles, CA 90010 and our telephone number is (310) 895-1839 and email contact is info@AmRecapital.com.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2016, we are not involved in any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 1,000,000,000 shares of common stock, with no par value per share.  As of December 31, 2016, there were 85,376,000 shares of common stock issued and outstanding held by 45 stockholders of record.

Market Information

There is no established public market for our common stock, and a public market may never develop. We will seek identify a market maker to file an application with FINRA so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance as to whether we will identify a market marker that will be willing to file an application and, if we identify one and it agrees to file an application, whether such market maker’s application will be accepted by FINRA. We cannot estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

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

At the present time, we have not been classified as a shell company. And we believe we would not, in the near future, be classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act.

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

Preferred Stock

We have not been authorized to issue and we have no preferred stock issued as of December 31, 2016

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangements under which equity securities are authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for the year ended December 31, 2016:

Fiscal Years Ended
December 31,
2016
(52 weeks)

Sales	$682,003
Net earnings including noncontrolling interests	(86,383)
Net earnings attributable to American Renaissance Capital.	(86,383)
Net earnings attributable to American Renaissance Capital per diluted common share	(0.0010)
Total assets	1,619,423

Long-term liabilities, including obligations under capital leases and financing obligations	1,647,808
Total shareholders’ equity — American Renaissance Capital.	(134,464)
Cash dividends per common share	0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of The Kroger Co. should be read in conjunction with the “Forward-looking Statements” section set forth in Part I, the “Risk Factors” section set forth in Item 1A of Part I and the “Outlook” section below.

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

On June 15, 2016, the Company completed its acquisition of Healthy Foods Market LLC and Fresh and Healthy Market LLC, both of which are hereinafter referred “Healthy Food Business” (“HFB”) by purchasing 100% of the outstanding shares of both companies.  Together our HFB generated $682,003 in total revenue for the fiscal year ended December 31, 2016.

On September 16, 2014, we acquired Manquest Marketing Inc. (Manquest Marketing), a Nevada based company for $4,300.  We believe that the acquisition could help us in our business development initiative.  On September 22, 2014, we paid CCB, a California business development firm the sum of $3,250 to assist us to build-out Manquest Marketing as a full-service business consultancy.  On March 13, 2015, we acquired Onlinestudentresumes.com and Collegeresume.net, both of which are web-based professional development businesses, for $1,300. As at the time of this filing, none of these acquisitions has generated any revenue for the company.  The company has not generated any revenue from these acquisitions.  While we are still working on turning each of these businesses into a revenue center, there is no guarantee that any of them would generate any revenue in the near future.

Presently, we still have in our pipeline of targeted businesses six healthy-food retail businesses that fit our investment/acquisition criteria.   We are still in negotiation with the seller about the selling price of each of these businesses.

Although we believe that we could close on one or more of the businesses we are trying to acquire, there can be no assurance that we will be able to raise the capital necessary to acquire, own or hold these investments or businesses; and (a) we intend to rely on the fund-raising ability of our officers to raise the capital to finance the acquisitions of these three retail businesses; (b) we have no additional sources or commitments to finance such acquisitions; (c) there is no guarantee that we will be able to obtain sufficient financing to acquire these businesses; (d) while we have made multiple offers and counter-offers, we have not entered into any agreements to acquire these three businesses; (e) even if we are able to raise capital, we may not be able to acquire the three auto parts businesses if the sellers change their mind about selling to us since we have no contract with the seller requiring them to sell the businesses to us; and (f) there is no guarantee that the sellers would still be willing to sell to us. Because we have not entered into any agreements or contracts to acquire these three businesses and in light of the fact that we currently has no sources of financing and no commitments for financing that would enable us to acquire the three auto parts businesses, there is no assurance that we would be able to acquire the businesses or that the sellers would wait for us to raise the necessary capital for the acquisition.  While we are trying to raise capital, the sellers may decide to sell the three businesses to other buyers or change their mind about selling the businesses.

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

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our acquired businesses to meet our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum.

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

Revenue

During the year ended December 31, 2016, we recognized revenue from our Healthy Foods Businesses.

On June 15, 2016, the Company completed its acquisition of Healthy Foods Market LLC and Fresh and Healthy Market LLC, both of which are hereinafter referred “Healthy Food Business” (“HFB”) by purchasing 100% of the outstanding shares of both companies.  Together our HFB generated $682,003 in total revenue for the fiscal year ended December 31, 2016.

Cost of Revenues

We recognized $478,609  as cost of product sales during the year December 31, 2016.  The “cost of revenue” or “merchandise costs” line item of the Consolidated Statements of Operations includes product costs, net of discounts and allowances; and inbound freight charges.  Purchasing management salaries and administration costs are included in the “Operating, general and administrative” line item along with most of the Company’s other managerial and administrative costs.

.

Research and Development Expense

We did not recognize any research and development expense during the year starting January 1, 2014 through December 31, 2016.  We have not recognized any research and development expense during the period from February 15, 2012 (inception) through December 31, 2016.

General and Administrative Expense

General and administrative expense for the year was $86,383. General and administrative expense consists of costs related to the establishment of corporate governances; and costs associated with our plans and preparations for a future potential capital raise. These expenses also include the costs of conducting market research, attending and/or participating in industry conferences and seminars, business development activities, and other general business outside consulting activities. General and administrative expense also includes travel costs, for third-party consultants, legal and accounting fees and other professional and administrative costs.

We expect that general and administrative expense will increase in the future as we add to our personnel and expand our infrastructure to support the requirements of being a public company.

Operating Expenses

Operating expenses for the year was $244,889.

Net Loss

Net loss for the year was $86,383.

Interest Expense

Interest expense totaled $44,888 in 2016.  The interest expense is related to the acquisition of HFB.  The company did not record any interest expense prior to the acquisition.

Limited Operating History

On June 15, 2016, the Company completed its acquisition of Healthy Foods Market LLC and Fresh and Healthy Market LLC, both of which are hereinafter referred “Healthy Food Business” (“HFB”) by purchasing 100% of the outstanding shares of both companies.  Together our HFB generated $682,003 in total revenue for the fiscal year ended December 31, 2016.

Notwithstanding the revenue shown above, we are still considered a development stage company in accordance with the guidance contained in the Codification Topic No. 915, “Development Stage Entities.”   We are still devoting substantially all of our efforts toward establishing our business, and our planned principal operations have commenced in a limited capacity.   All losses accumulated since inception have been considered as part of our development stage activities.

We have commenced operations and will require additional capital to recruit personnel to operate our business and to implement our business plan.

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

Results of Operations

On June 15, 2016, the Company completed its acquisition of Healthy Foods Market LLC and Fresh and Healthy Market LLC, both of which are hereinafter referred “Healthy Food Business” (“HFB”) by purchasing 100% of the outstanding shares of both companies.  Together our HFB generated $682,003 in total revenue for the fiscal year ended December 31, 2016.  Prior to the acquisition of the HFB we recognized no revenue during the year starting January 1, 2016 through May 31, 2016.  Likewise, we did not recognized any revenue during the period from February 15, 2012 (date of inception) through December 31, 2016 and May 31, 2016.

Operating expenses for the year was $244,889. Our operating expenses comprised of general and administrative expenses of $73,225, rent expense of $21,960, and professional fees of $124,156.  Operating expenses was $318,522 for the period from February 15, 2012 (date of inception) through December 31, 2016. Our operating expenses comprised of general and administrative expenses of $73,225, rent expense of $37,622, and professional fees of $159,965. Professional fees also include the par value of stock-based compensation awarded to service providers.

Net loss for the year was $86,383.  Net loss was $160,016 for the period from February 15, 2012 (date of inception) through December 31, 2016.

No income tax provision was made during the period from February 15, 2012 (date of inception) through December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2016, we had $7,579 cash on hand.   We anticipate that our cash position is not sufficient to fund current operations.   We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.   We anticipate that we will seek additional capital through debt or equity financings.   While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.   Any additional equity financing may result in substantial dilution to our stockholders.

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

Since our inception through December 31, 2016, all of our operations have been financed through advances from our president and CEO.  As of December 31, 2016, our officers and directors and companies controlled by our officers have loaned $70,741 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.  We have not yet achieved profitability. These conditions raise substantial doubt about our ability to continue as a going concern. We expect that our general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenues to achieve profitability. We may never achieve profitability.

Seasonality

The majority of our revenues are generally not seasonal in nature.  However, revenues tend to be higher during the major holidays throughout the year.  Additionally, significant inclement weather systems, particularly winter storms, tend to affect our sales trends.  Aside from the HFB, we do not consider our business to be seasonal.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Cash Requirements

We believe that our $7,579 cash on hand at December 31, 2016, will meet part of our present cash needs.   However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs.   We estimate that we will require approximately $36,000, or approximately $3,000 per month, in capital to continue as a going concern over the next 12 months.

The sale of equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Proceedings

As of December 31, 2016, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.  During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of us:

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

We began our business in February 2012.   No cash salaries have been paid by us at any time through December 31, 2016.   We have not entered into any employment agreements with our officers.

The following table shows, for the period from February 15, 2012 (inception) to December 31, 2016, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”), and other officers:

Summary Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
1. Frank Igwealor CEO, CFO and Director	2016	-	-	-	-	-	-	-	-
	2014	-	-	1000	-	-	-	-	1000
	2013	-	-	1000	-	-	-	-	1000
	2012	-	-	1000	-	-	-	-	1000
		-	-	-	-	-	-	-	-

2. Kareem Davis, Vice President	2016	-	-	-	-	-	-	-	-
	2014	-	-	100	-	-	-	-	100
	2013	-	-	100	-	-	-	-	100
	2012	-	-	-	-	-	-	-	-

3. Dr. Solomon Mbagwu, Executive Chairman	2016	-	-	-	-	-	-	-	-
	2014	-	-	50	-	-	-	-	50
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2016, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Our directors do not currently receive any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the number of shares of our common stock beneficially owned on December 31, 2015, by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has voting and investment power with respect to the shares shown.  As of December 31, 2016, we had 85,376,000 shares of Common Stock issued and outstanding.

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

Frank Igwealor, our President and CEO, will continue to be the largest single shareholder of our common stock. When combined with his controlling ownership of Goldstein Franklin, Inc. and American Biopharmaceuticals Holdings, Inc., two California companies that own about 2% and 4% respectively of our outstanding shares, Mr. Igwealor will continue to own the majority of our common stock.  Mr. Igwealor is also a director and board member of Poverty Solutions, Inc., Los Angeles Community Capital, and American Community Capital.  Since he will continue to control the company, investors may be unable to change the course of our operations. Thus, our shares lack the value normally attributable to voting rights where the management does not control majority of the shares outstanding. This could result in a reduction in value of the shares you own because of their ineffective voting power.

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

During the period of January 1 2016 to December 31, 2016, the Company did not make any share award to the entities and persons in transactions that would be classified as related parties’ transactions.

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

Audit Fees

For fiscal year end December 31, 2016:                                  NA

For fiscal year end December 31, 2015:                                  NA

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Financial Statements:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2016 and December 31, 2015
Statements of Operations for the years ended December 31, 2016 and December 31, 2015
Statements of Comprehensive Income for the years ended December 31, 2016 and December 31, 2015
Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015
Statement of Changes in Shareholders’ Equity for the years ended December 31, 2016 and December 31, 2015
Notes to Consolidated Financial Statements

Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

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

AMERICAN RENAISSANCE CAPITAL, INC.

Date: December 28, 2017	By:	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: December 28, 2017	/s/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2017	/s/ Frank I. Igwealor
Frank I. Igwealor
President, Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary.

Date: December 28, 2017	/s/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

AMERICAN RENAISSANCE CAPITAL, INC

PERIOD ENDED DECEMBER 31, 2016 AND 2015.

Index to Consolidated Financial Statements

Contents	Page(s )

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2016 and 2015	F-4

Statements of Operations for the fiscal year ended December 31, 2015 and 2016, and for the period from February 15, 2012 (Inception) through December 31, 2016	F-5

Statement of Cash Flows for fiscal year ended December 31, 2016 and 2015, and for the period from February 15, 2012 (Inception) through December 31, 2016	F-6

Statement of Member’s and Stockholders’ Equity (Deficit) for the period from February 15, 2012 (Inception) through December 31, 2016	F-7

Notes to the Consolidated Financial Statements	F-8

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders American Renaissance Capital Inc.

Independent Auditors’ Report

We have audited the accompanying consolidated balance sheet of American Renaissance Capital Inc. (the “Company”) as of December 31, 2016 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2015 were audited by other auditors, whose report, dated August 22, 2016, expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the year end December 31, 2015, is based solely on the report of other auditors.

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

2

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Renaissance Capital Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation  of liabilities in the normal course of business. The Company has an accumulated deficit of $160,016 and a negative cash flow from operations amounting to $86,383 for the year ended December 31, 2016. These factors as discussed in Note 7 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Albert Garcia, CPA

DylanFloyd Accounting & Consulting Newhall, California

December 27, 2017

3

Member AICPA, PCAOB : Newhall , CA 91321 : Tel No. 818.813.2797 : www.DylanFloydsolutions.com

AMERICAN RENAISSANCE CAPITAL, INC.
CONSOLIDATED
Balance Sheet

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$ 7,579	$ 3,613
LIFO Inventory	77,482	-
Prepaid and other current assets	2,860	-

Total current assets	$ 87,921	$ 3,613

Property, plant and equipment, net	1,518,502	-

Total assets	$ 1,606,423	$ 3,612.67

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
Current liabilities
Accounts payable	$ 20,132	$ 8,843
Other current liabilities	15,207	-
Total current liabilities	$ 35,339	$ 8,843

Long-term debt including obligations under capital leases and financing obligations	$ 57,741	$ 42,851
Mortgage-related liabilities	1,647,808

Total liabilities	1,740,888	51,694

Stockholders' deficit:

Common stock ($0.0001 par value)	8,538	8,538
1,000,000,000 shares authorized, no par
85,376,000 issued and outstanding on 12/31/2016, and
85,376,000 issued and outstanding on 12/31/2015 respectively.

Additional Paid-in Capital	17,014	17,014
Accumulated Deficits	(160,016)	(73,633)

Total stockholders' equity	(134,464)	(48,081)

Total liabilities and stockholders' equity	$ 1,606,423	$ 3,613

The accompanying notes are an integral part of these financial statements

	AMERICAN RENAISSANCE CAPITAL, INC.
	CONSOLIDATED
	Statement of Operations

		For the year ended Dec. 31, 2016	For the year ended Dec. 31, 2015	From Feb. 15, 2012 (inception) to Dec. 31, 2016
REVENUE
	Total Sales	$ 682,003	$ -	$ 682,003
	Merchandise costs, including advertising, warehousing, and transportation, excluding items shown separately below	478,609		478,609
	Gross Profit	$ 203,394	$ -	$ 203,394

EXPENSES:
	Operating, general and administrative	73,225		73,225
	Rent expense	21,960	4,584	37,622
	Professional fees	124,156	9,250	159,965
	Depreciation and Amortization	25,548		25,548
	Other operating expenses		8,400	22,162

	Total operating expenses	244,889	22,234	318,522
NET PROFIT (LOSS) FROM OPERATIONS		(41,495)	(22,234)	(115,128)
				-
	Interest expense	44,888		44,888
	Earnings before income tax	(86,383)	(22,234)	(160,016)
	Income tax expense

NET PROIT (LOSS)		$ (86,383)	$ (22,234)	$ (160,016)

Basic and diluted loss per common share		$ (0.00101)	$ (0.00026)

Weighted average number of common shares outstanding
Basic and diluted		85,376,000	85,376,000

	The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
CONSOLIDATED
Statement of Cash Flows

	For the Year Ended 2016	For the Year Ended 2015	Cumulative from Feb. 15, 2012 (inception) through Dec. 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (86,383)	$ (22,234)	$ (160,016)
Adjustments to reconcile net loss to net cash
provided/(used) by operating activities:
Depreciation and amortization	25,548		25,548
LIFO Inventory	(77,482)		(77,482)
Share-based compensation	0	0	7,123
Increase (decrease) in:
Accounts Payable	11,290	3,145	20,133
Accrued Interest Payable	15,207		15,207
Deposits	(2,860)		(2,860)

Total adjustments	23,637	3,145	32,480
Net cash used by operating activities	(114,680)	(19,089)	(172,348)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(167,239)		(167,239)
Payments for real estate purchase	(1,389,812)		(1,389,812)
Net cash provided by financing activities	(1,557,051)	-	(1,557,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	27,889	9,354	70,740
Proceeds from long-term liabilities	1,647,808		1,647,808
Proceeds from shares issued	-	-	18,429

Net cash provided by financing activities	1,675,697	9,354	1,736,977

Increase in cash	3,966	(9,735)	7,579

Cash - beginning of period	3,613	13,348	-

Cash - end of period	$ 7,579	$ 3,613	$ 7,579

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
CONSOLIDATED
Statement of Changes in Stockholders' Deficit

				Deficit
				Accumulated
			Additional	during
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at February 15, 2012 (Inception)	-	$ -	$ -	$ -	$ -

Issuance of common stock at $0.0001 per share	13,673,000	1,367			1,367
Additional Paid-in Capital			1,506		1,506
Net Loss				(3,268)	(3,268)

Balance at December 31, 2012	13,673,000	$ 1,367	$ 1,506	$ (3,268)	$ (395)

Issuance of common stock at $0.0001 per share	21,469,000	2,147			2,147
Additional Paid-in Capital			4,691		4,691
Net Loss				(8,027)	(8,027)

Balance at December 31, 2013	35,142,000	$ 3,514	$ 6,197	$ (11,295)	$ (1,584)

Issuance of common stock at $0.0001 per share	50,234,000	5,023			5,023
Additional Paid-in Capital			10,817		10,817
Net Loss				(40,104)	(40,104)

Balance at December 31, 2014	85,376,000	$ 8,538	$ 17,014	$ (51,399)	$ (25,847)

Issuance of common stock at $0.0001 per share	-	-			-
Additional Paid-in Capital			-		-
Net Loss				(22,234)	(22,234)
Balance at December 31, 2015	85,376,000	$ 8,538	$ 17,014	$ (73,633)	$ (48,081)

Issuance of common stock at $0.0001 per share	-	-			-
Additional Paid-in Capital			-		-
Net Loss				(86,383)	(86,383)
Balance at December 31, 2016	85,376,000	$ 8,538	$ 17,014	$ (160,016)	$ (134,464)

The accompanying notes are an integral part of these financial statements

AMERICAN RENAISSANCE CAPITAL, INC.
Notes to Consolidated Financial Statements

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

The Company’s purchase price allocation was finalized as at December 31, 2016.  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as part of the merger with HFB:

December 31, 2016
ASSETS
Total current assets	$ 81,747

Property, plant and equipment	1,544,050
Intangible	-

Total Assets, excluding Goodwill	1,625,797

LIABILITIES
Total current liabilities	-

Fair value of long-term debt including obligations under capital leases and financing obligations	(1,647,808)
Deferred income taxes	-

Total Liabilities	(1,647,808)

Total Identifiable Net Assets	(1,625,797)
Goodwill	-
Net Assets Purchased	22,010

Because the value of the tangible assets is higher than the acquisition cost the total there was no goodwill recorded as part of the acquisition.  The assets acquired and liabilities assumed as part of the merger did not result in a step up of tax basis for tax purposes.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.  Negative cash balances (bank overdrafts) are reclassified on the balance sheet to “Other current liabilities.”  The Company has $7,579 and $3,613 in cash and cash equivalents As at December 31, 2016 and December 31, 2015 respectively.

Inventories

Inventories are stated at the lower of cost (principally on a last-in, first-out “LIFO” basis) or market.  Inventory as at December 31, 2016 was valued at $77,482 using the LIFO method.  Substantially all of the Company’s inventory consists of finished goods and is recorded at actual purchase costs (net of vendor allowances and cash discounts).  The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18”), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.  The company did not record any share-based compensation during the year ended December 31, 2016.

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

Expenses of Offering: Specific incremental costs directly attributable to an offering of securities are deferred and applied to the gross proceeds of the offering through additional paid-in capital. Management salaries and other general and administrative expenses are not included in costs of an offering. Deferred costs of an aborted offering, which would include a postponement of 90 days or greater, are expensed in the period incurred.  The company has no treasury stock and no receivables from sales of stock during the year ended December 31, 2016.

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

For our healthy foods businesses, revenues from the sale of products are recognized at the point of sale.  Discounts provided to customers by the Company at the time of sale, including those provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.  The Company records a receivable from the vendor for the difference in sales price and cash received.  Pharmacy sales are recorded when product is provided to the customer.  Sales taxes are recorded as other accrued liabilities and not as a component of sales.    The Company does not recognize a sale when it sells its own gift cards and gift certificates.  Rather, it records a deferred liability equal to the amount received.  A sale is then recognized when the gift card or gift certificate is redeemed to purchase the Company’s products.  In 2016, the Company began recognizing gift card and gift certificate breakage under the proportional method, where recognition of breakage income is based upon the historical run-off rate of unredeemed gift cards and gift certificates.  Prior to 2016, gift card and gift certificate breakage was recognized under the remote method, where breakage income is recognized when redemption is unlikely to occur and there is no legal obligation to remit the value of the unredeemed gift cards or gift certificates.  The amount of breakage was not material for 2016, 2015 and 2014.

Merchandise Costs

The “merchandise costs” line item of the Consolidated Statements of Operations includes product costs, net of discounts and allowances; and inbound freight charges.  Purchasing management salaries and administration costs are included in the “Operating, general and administrative” line item along with most of the Company’s other managerial and administrative costs.  Rent expense and depreciation and amortization expense are shown separately in the Consolidated Statements of Operations.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires that an enterprise report, by major components and as a single total, the changes in equity.  There was no comprehensive income items during the year ended December 31, 2016. The firm did not have any adjustments that would have made comprehensive income different from net income.

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

Board examination of our 2012 through 2016 Tax Returns. However, the Company has certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Property and Equipment

Property and equipment are recorded at cost or, in the case of assets acquired in a business combination, at fair value.  Depreciation and amortization expense, which includes the depreciation of assets recorded under capital leases, is computed principally using the straight-line method over the estimated useful lives of individual assets.  Buildings and land improvements are depreciated based on lives varying from 10 to 40 years.  All new purchases of store equipment are assigned lives varying from three to nine years.  Leasehold improvements are amortized over the shorter of the lease term to which they relate, which generally varies from four to 25 years, or the useful life of the asset.  Information technology assets are generally depreciated over five years. When significant parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate components of property, plant and equipment. Land is not depreciated. The useful lives of new tangible fixed assets are as follows:

•            Buildings                                                                     10 to 40 years

•            Permanent installations                                               3 to 10 years

•            Machinery and equipment                                          3 to 9 years

•            Furniture, fixtures, equipment and vehicles                5 to 10 years

•            Leasehold improvements                                            Over the term of the lease

Gains and losses on disposals are determined by comparing the proceeds with the carrying amount and are recognized within “Other operating income” or “Other operating expenses” in the income statement.   Residual values, useful lives and methods of depreciation are reviewed at each financial year-end and adjusted prospectively, if appropriate.  Depreciation and amortization expense was $ 25,548 in 2016 and $0.00 in 2015.

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

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding during the year ended December 31, 2016.

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

Investing & Lending

The company intends to invest through loans and equity in targeted community-anchored businesses, properties and other viable assets.  These investments and loans are short-term and long-term in nature. The firm makes investments in debt securities and loans, public and private equity securities, and real estate.  As at December 31, 2016, the Company owns and holds no investments.

Research and Development

Research and development costs are expensed as incurred.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented

Related Parties (Cont’d)

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

Related Party Transactions

Affiliate Receivables and Payables

American Renaissance Capital considers its Founders, managing directors, employees, significant shareholders and the Portfolio Companies to be affiliates. In addition, companies controlled by any of the above named is also classified as affiliates.   As at December 31, 2016, the Company’s chief executive officer and significant stockholder advanced $70,741 to the Company for working capital. These advances are non-interest bearing and payable on demand.  Details of Due from Affiliates and Due to Affiliates were comprised of the following:

	December 31,	December 31,
	2016	2015
Due from Affiliates

	$0	$0

Due to Affiliates
Due to Company President & CEO who have been lending operating capital to the company	$26,456	$7,413
Payments made on behalf of the company by Poverty Solutions, an organization related to our President & CEO	9,172	13,325
Line of Credit from company Chairman for operating capital	15,000	15,000
Payments made on behalf of the company by American Biopharma, a company controlled by our President & CEO	7,113	7,113

	$57,741	$42,851

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” as amended by several subsequent ASUs, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Per ASU 2015-14, “Deferral of Effective Date,” this guidance will be effective for us in the first quarter of our fiscal year ending February 2, 2019.  Early adoption is permitted as of the first quarter of our fiscal year ending February 3, 2018.  We are currently in the process of evaluating the effect of adoption of this ASU on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance will be effective for our fiscal year ending February 3, 2018. Early adoption is permitted. The implementation of this amendment will not have an effect on our Consolidated Statements of Operations and will not have a significant effect on our Consolidated Balance Sheets.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which provides guidance for the recognition of lease agreements.  The standard’s core principle is that a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets.  This guidance will be effective for us in the first quarter of fiscal year ending February 1, 2020.  Early adoption is permitted.  The adoption of this ASU will result in a significant increase to our Consolidated Balance Sheets for lease liabilities and right-of-use assets, and we are currently evaluating the other effects of adoption of this ASU on our Consolidated Financial Statements.  We believe our current off-balance sheet leasing commitments are reflected in our investment grade debt rating.

NOTE 3 - INCOME TAXES

As of December 31, 2016, the Company had a net operating loss carry forward of $160,016 that may be available to reduce future years’ taxable income through 2035.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:	-	-
Net Operating tax carry-forwards	$ 160,016	$ 73,633
Gross deferred tax asset	160,016	73,633
Valuation allowance	(160,016)	(73,633)
Net deferred tax assets	-	-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. Due to the change in ownership provisions of the Income Tax laws of the United States, net operating loss carry forwards of approximately $160,016 for federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.  As the realization of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4–NET OPERATING LOSSES

As of December 31, 2016, the Company has a net operating loss carry-forward of approximately $160,016, which will expire 20 years from the date the loss was incurred.

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

As of December 31, 2016, there were 85,376,000 shares of common stock issued and outstanding held by 45 stockholders of record.  The company had no transactions in its common stock during the year ended December 31, 2016.

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

Since inception, the company’s principal shareholder has advanced the Company most of the money it uses to fund working capital expenses. This advance is unsecured and does not carry an interest rate or repayment terms.  As of December 31, 2016 and December 31, 2015, the Company has $70,741 and $42,851 in long-term loans obligation from related parties.

The Company currently shares a leased office with two other organizations that are affiliated to its principal shareholder at 3699 Wilshire Blvd., Suite 610, Los Angeles, California 90010. Its principal shareholder and seasonal staff use this location. The approximate cost of the shared office space varies between $322 and $400 per month.  The Company recorded rent expense of $4,584 during the year ended December 31, 2016.

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

The Company has net losses for the period from February 15, 2012 (inception) to December 31, 2016, of $160,016. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

About 20% of the total office space was allocated for its office use and the rent was shared with two other related organizations controlled by the director. At present, there is no written lease with the landlord and the rent is on a month-to-month basis. The Company’s executive, administrative and operating offices are located at 3699 Wilshire Blvd., Suite 610, Los Angeles, CA 90010.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2016 through December 26, 2017.

Management has reviewed subsequent events through 12/26/2017 at which Financial Statements were issued, and determined there were no other items to disclose.

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

Date: December 28, 2017	/s/ Frank I. Igwealor
Frank I. Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

Date: December 28, 2017	/s/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Renaissance Capital, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frank I. Igwealor, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 28, 2017	/s/ Frank Igwealor
Frank Igwealor, JD, CPA, CMA, MBA, MSRM
President Chief Executive Officer and
Chief Financial Officer Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer, Director & Secretary

Date: December 28, 2017	/s/ Solomon KN Mbagwu
Dr. Solomon KN Mbagwu, MD
Executive Chairman & Director